Form 10QSB
period 2003-06-30
M C F T Y NATIONAL
filed 2003-08-14
CIK 1170990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________to___________.

Commission file number: 333-87200
M.C.F.T.Y. NATIONAL
(Exact name of small business issuer in its charter)
Nevada	58-2554298
( State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4894 Lone Mountain Road
Las Vegas, Nevada 89130
(Address of principal executive offices)
(702) 395-2617
(Issuer's Telephone Number)
N/A
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2003, the registrant has outstanding 3,156,929 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," or "the Company" refer to M.C.F.T.Y. National.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Accountant's Review Report

To the Board of Directors and Stockholders of
M.C.F.T.Y. National d/b/a The Post Express

We have reviewed the accompanying balance sheet of M.C.F.T.Y. National d/b/a The Post Express as of June 30, 2003, and the related statements of operation, changes in stockholders' equity, and cash flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of M.C.F.T.Y. National d/b/a The Post Express.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

/s/ GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
770 First Avenue North
St. Petersburg, Florida 33701
Telephone: (727) 896-2111
Fax: (727) 896-2208

August 12, 2003

M.C.F.T.Y. National d/b/a The Post Express
Balance Sheet
June 30, 2003

ASSETS
Current Assets:
Bank of America	43.97
Total Cash & Cash Equivalents-NOTE B	43.97
Due from M.J. Daniels	1,753.08
1,797.05
Fixed Assets - NOTE B:
Equipment	5,541.00
Less - Accumulated Depreciation	(2,871.37)
2,669.63
Other Assets - NOTE B:
Costs - Organizational	185.00
Less - Accumulated Amortization	(92.50)
92.50
TOTAL ASSETS	4,559.18
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	23,111.15
23,111.15
Long Term Liabilities:
Due to Shareholder	44,170.46
44,170.46
Total Liabilities	67,281.61
Stockholders' Equity:
Common Stock, $.0005 par value,
50,000,000 shares authorized,
3,156,929 shares issued & outstanding	1,578.46
Paid-in-Capital	17,862.29
Retained Earnings	(82,163.18)
Total Equity	(62,722.43)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	4,559.18

See accompanying notes and accountant's report.

M.C.F.T.Y. National d/b/a The Post Express
Statement of Operations
For the Six Month Period Ended June 30, 2003

Revenues:
Sales	0.00
0.00
Cost of Goods Sold:
Cost of Goods Sold	0.00
0.00
Gross Profit	0.00

Operating Expense:
Amortization	18.50
Bank Service Charges	60.00
Depreciation Expense	499.02
Dues and Subscriptions	380.00
Postage/Delivery	39.38
Professional Fees	258.00
Taxes and Licenses	85.00
Telephone	105.92
1,445.82
Income (Loss) Before Income Taxes	(1,445.82)
Income Taxes	0.00

Net Income (Loss)	(1,445.82)

Earnings per common share:
Net income (loss)	(0.00)

See accompanying notes and accountant's report.

M.C.F.T.Y. National d/b/a The Post Express
Statement of Cash Flows
For the Six Month Period Ended June 30, 2003

OPERATING ACTIVITIES:
Net Income (Loss)	(1,445.82)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation & Amortization	517.52
Net cash used by Operating Activities	(928.30)
INVESTING ACTIVITIES:
Net cash provided by Investing Activities	0.00
FINANCING ACTIVITIES:
Loan Advances - M. J. Daniels	(2,730.84)
Shareholder Loan Repayments	2,473.28
Common Stock Issued	1,192.00
Net cash used by Financing Activities	934.44

Net cash increase for year	6.14
Cash at beginning of year	37.83
Cash at end of year	43.97

See accompanying notes and accountant's report.

M.C.F.T.Y. National d/b/a The Post Express
Statement of Changes in Stockholders' Equity
For the Six Month Period Ended June 30, 2003

					Total
	Common Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2003	3,127,129	1,563.56	16,685.19	(80,717.36)	(62,468.61)

Issuance of common stock	29,800	14.90			14.90

Paid in capital			1,177.10		1,177.10

Net income (loss)	0	0.00	0.00	(1,445.82)	(1,445.82)

Balances at June 30, 2003	3,156,929	1,578.46	17,862.29	(82,163.18)	(62,722.43)

See accompanying notes and accountant's report.

M.C.F.T.Y. National d/b/a The Post Express
Notes to Financial Statements
June 30, 2003

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The company was incorporated May 22, 2000 in the State of Nevada. The Company offers products and services that are merchandised from full-service retail business centers offering private mailbox rentals.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.
Fixed Assets
Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.
Intangible Assets
Intangibles purchased were being amortized over fifteen (15) years on a straight-line basis; organizational costs are being amortized over five (5) years on a straight-line basis.
Income Taxes
The Company has loss carryforwards of $80,717., which can be carried forward twenty (20) years to offset future taxable income.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.
Revenue Recognition
The Company recognizes its revenue when it completes the delivery of its goods and services to its customers. SAB 101 had no substantive effect on the Company's financial statements, as it did not impact the Company's method of recognizing revenue.

NOTE C - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of $0.00 were calculated based on a net income numerator of $(1,445.82) divided by a denominator of 3,134,702 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during 2003:

January 1, 2003	3,127,129 common shares outstanding
May 16, 2003	3,156,929 common shares outstanding

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following plan of operation, management's discussion and analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Plan of Operation

(1) General

We were in the business of providing retail business center products and services in a storefront location in a neighborhood strip mall and are now in the process of establishing a new location more conveniently located to our target market, the Las Vegas Strip and Convention Center. We were incorporated as M.C.F.T.Y. National on May 22, 2000 under the laws of the State of Nevada having the "stated" purpose of engaging in any and all legal activities desired to support the business and the "unstated" purpose of operating some form of business center. We stated no specific corporate purpose to allow management discretion in either purchasing assets from an ongoing business or purchasing or leasing new assets. Prior to and since incorporation, we developed our business plan for operating business centers. We have never been nor are we currently a party to any bankruptcy, receivership, or similar proceeding. As a result of the untimely completion of our Registration Statement we began to develop an alternate business plan to generate revenue and profits. We have been researching the production and wholesale selling of a brewed tea beverage.

(2)  Our Business

Faced with the prospects of continued financial weakening as a result of the economic and political climate, we began to explore alternative opportunities available to us. We devised a strategic plan to focus in the area of package shipping for hotel guests and conventioneers rather than mall customers in order to enhance growth and achieve long-term profitability. As a result, we began an operational plan to compete in the Las Vegas, Nevada market targeting the conventioneer and hotel-guest pack-and-ship business. Consequently, we hope to open Las Vegas' first full-service pack-and-ship business center late in the second quarter of 2003.

Our full-service business center will offer the following products and services:
(a) Packing and shipping small packages via UPS, FedEx, D.H.L. and Airborne
(b) Complete United States Postal Service ("USPS") services including postage, stamps, and shipping
(c) Private mailbox rentals
(d) Copy
(e) Binding and laminating
(f) Domestic and international fax service
(g) Retail sales of office supplies
(h) Cellular telephone sales and rentals
(i) Two-way radio
(j) In-store computer rental
(k) Computer generated file printing

(l) Printing business cards, letterhead and envelopes
(m) Custom banners
(n) Personal assistants for dictation
(o) Interpreters
(p) Convention exhibitor hostesses
(q) Free package pick-up from hotels along Las Vegas Boulevard (the "Strip")
(r) Drive-up window service
(s) Money orders and MoneyGrams
(t) Currency exchange

The primary delivery of products and services will be through a retail storefront location convenient to the Las Vegas Convention Center and the Las Vegas Strip resorts. The newly developed service of free package pick-up will be performed by employees called the "Post Express Fly Girls." This service was developed to gain a competitive edge in the business services market. To the best of our knowledge, none of our competitors have tried to implement a free package pick-up service in any of the hotels in Las Vegas. We believe another unique service to be offered is our drive-up window feature for package drop-off. Our research in the Las Vegas market has not found this feature being offered previously.

Commercial mail receiving agencies such as Mailboxes Etc. ("MBE") and PostNet are in an industry that is maturing. By creating specialty services such as drive-up window and free package pick-up we believe we can place our company at the leading edge of a new sub-industry. While most retail mailbox outlets such as MBE and PostNet offer package shipping, our research through various newspapers, business publications and magazines leads us to believe that drive-up window service for package drop-off and free package pick-up are new sub-industry services not commonly provided elsewhere and should be well received by the consumer. MBE and PostNet now offer package assistance curbside for customers if they request it. A natural extension of this service is to create actual drive-up window service for drop-off.

Our survey here in Las Vegas shows a limited number of hotels with in-house business centers. While they may have a small center, the services are minimal and offered only during limited hours. Our research with UPS, FedEx, D.H.L., and Airborne and through records available at the Las Vegas Convention Center leads us to believe that there is virtually an unlimited market potential for our services. By standing in front of the Las Vegas Convention Center ("LVCC") and directly canvassing the conventioneers, we learned that they are willing to go to a store a short distance from the LVCC if the store provided more convenient access to all the services they need at more moderate prices. Comments received regarding the poor service, high prices and long lines at the LVCC lead us to believe we are targeting the right market. By locating in a stand-alone building on the same street as the LVCC (Convention Center Drive), we feel we can take advantage of our convenience and offer better prices to thousands of weekly walk-by conventioneers. By offering more services, longer hours, better pricing, and a free package pick-up, we believe we will create our own niche beginning in the Las Vegas market. The core business in our center is packing and shipping. There are hundreds of thousands of packages that are shipped annually by conventioneers and hotel guests in Las Vegas. The high prices charged at the Las Vegas Convention Center are due in part to the high rent paid at this facility. By locating just blocks from the center, and on a thoroughfare where the conventioneers pass, we should have excellent visibility of our store and the special package drop-off window. Las Vegas is a city created on convenience and we believe will our services of package drop-off and free package pick-up capitalize on this factor.

The facilities currently under consideration are one free-standing location (approximately 3,000 square feet) and one small strip-mall location (approximately 8,000 square feet). They are both located in high visibility and high vehicle and foot traffic areas on Convention Center Drive. Convention Center Drive is a major connector between the Las Vegas Convention Center and Las Vegas Boulevard (the "Strip"). As of the date of this latest filing, both of these locations are still available and under consideration. We have had preliminary discussions with the owners of each location regarding the cost per square foot and tenant concessions. Until our registration statement becomes effective, however, serious negotiations will not begin.

We do not need to have a contractual relationship with UPS, FedEx, D.H.L., Airborne, or commercial carriers. Service by each carrier is provided and billed weekly. Commercial shipments are always paid in advance so we do not anticipate needing any specific contract with these shippers. The suppliers of materials needed for shipping - packing material, boxes, paper products, bubble wrap, tape, and dispensers - have already been researched for pricing and delivery time. Our current suppliers are paid at the time we order product to avoid having too many open credit lines. To ensure quality in our shipping supplies, we use only those approved by UPS, FedEx, D.H.L., Airborne, and commercial carriers.

We plan to utilize employee leasing companies in the same manner, i.e., without a contractual relationship, for manpower. This will allow us to shift the burden of payroll taxes and workers compensation insurance to the employee leasing company. As a result of September 11, 2001, business liability insurance and workers compensation insurance premiums have skyrocketed. We were declined workers compensation insurance by three insurance carriers due to the anthrax scares after September 11, 2001. As a result, the workers compensation insurance we obtained was through a high-risk insurance pool in the State of Nevada. This is one of the factors being used to compare utilizing an employee leasing company versus hiring by the company.

The only agreements of any kind are the monthly service agreements for in-store copiers. These are for $50.00 per month per copier for a total of $100.00 monthly for the first 2,500 copies on each machine. After 2,500 copies on each machine we are billed at $0.10 per copy.

The implementation of our full business plan is estimated to take approximately 18-24 months. Once we secure sufficient funding, implementation will begin immediately. We expect 30 days to an outside of 45 days from build-out to open and fully operational. Relying on the expertise of current management, the initial products and services will be offered immediately. We anticipate that the learning curve for new employees is around 30 days. We know from our prior experience, specifically Ms. Harrison's, that "fully operational" is accomplished within a 4-6 month period. Because of the addition of drive-up and package pick-up services, we are extending this schedule to 18-24 months. This will allow us to refine our sales and marketing and our actual operating procedures for these two unique services. This implementation assumes that we will sell the entire 10,000,000 shares being offered and will have net proceeds of approximately $385,900.

We have considered expanding into other locations. Specifically, we have looked at cities with major convention business, such as Atlanta, Georgia, and Orlando and Tampa, Florida. At this time, however, we believe it is in the best interest of the Company to focus on the Las Vegas location, learn from its successes and failures, before pursuing another location.

Limited-Funding Operations

In the event we raise limited funds from this offering, our new full-service location will be in jeopardy. Reduced funding will limit the range of services we can offer as well as our ability to establish a new store convenient to the convention center. In this event, we would implement the strategy of operating from a much smaller location (around 1000 square feet) near the Strip and would offer strictly pack-and-ship services in this location and package pick-up and shipping for the hotels within our service area (only Strip hotels) for conventioneers and hotel guests. We have made no public announcement regarding our implementation of package pick-up and shipping. Our prior discussions with hotels has been on a confidential basis and, to the best of our knowledge, public dissemination of our proposed service has not been made. The competition for the physical pack-and-ship store would be the MBE, PostNet, and other neighborhood mailbox stores convenient to the Strip. We know of no competition for the package pick-up and shipping service. Due to the nature of this business (it is service rather than product oriented), we would not be dependent on any raw materials. Our targeted customer base, Las Vegas conventioneers and hotel guests, are not few, however, another "September 11, 2001," event could adversely affect the Las Vegas tourism industry and, consequently, our business. We would not require any special government approvals for our services, there is no current or pending legislation which would impact our offering these services, and a small pack-and-ship-and-pick-up center would have no environmental regulations with which to comply. The services can be implemented by the current officers and, when financially feasible, will be performed by the "Post Express Fly Girls." We have determined that the capital to begin these limited operations is minimal and could in fact commence with as little as $15,000.00. The main capital needs would be for leasing appropriate space, shipping supplies such as boxes, tapes and packing materials, metering equipment for postage and basic office supplies and equipment. We would allocate $5,000 for our space requirements (rent, deposit, and remodeling); $7,000 for shipping and packing materials (boxes, tape, and bubble wrap); and $3,000 for general office supplies and equipment (computer, scales, desk, and stationary supplies). The space requirement would be a retail frontage with a drive-up rear door for the commercial carriers such as UPS and Fedex. Our experience in our former location has provided us with sources for purchasing the necessary supplies locally and at reduced cost to increase margins. In the event we do not raise $15,000, we will seek private sources of funding (such as local banks or the Small Business Administration) for the project. We would expend funds for presentation of the business plan to groups of accredited investors. We would research possible funding through venture capitalists as well as conventional lending sources such as banks and union pension funding.

                (i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to complete a listing on the over-the-counter-bulletin-board ("OTCBB") so we can attract investors by providing for liquidity in the future and then implementing our business plan so we can establish our new store, hire additional staff, and expand our services to other areas of Florida. We will use the funds raised in our offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations. If adequate funds are not available, we believe that our officers and directors will contribute funds to pay for some of our expenses. However, we have not made any arrangements or agreements with our officers and directors regarding such advancement of funds. We do not know whether we will issue stock for the loans or whether we will merely prepare and sign promissory notes. If we are forced to seek funds from our officers or directors, we will negotiate the specific terms and conditions of such loan when made, if ever. None of our officers or directors is obligated to pay for our expenses. Moreover, none of our officers or directors have specifically agreed to pay our expenses should we need such assistance.

The implementation of our full business plan is estimated to take approximately 12-18 months. Once we are able to secure funding, implementation will begin immediately. We anticipate 30 days to be in a stage of operational activity to gain additional clients. The major parts of the business plan that will be immediately implemented will be the sales and marketing as well as office equipment and human resource procurement.

                (ii) Summary of product research and development

We are currently researching a business plan to manufacture and sell through wholesale outlets a brewed tea product. This product is being made available to us on an exclusive basis.

                            (a) Marketing Plan

Our current marketing plan involves positioning ourselves as a business services company targeting both the convention industry, individual conventioneers in particular, and convention show exhibitors. We intend to retain the services of a public relations company for the development of our brochures, advertising sheets, and public relations.

The extensive advertising needed to produce a major increase in potential business will not be done during the next twelve months. We will use a softer approach and target advertising to grow the business in a controlled way. This will allow us to determine human resource needs and ensure we do not overstaff too early thereby avoiding high labor and benefits costs.

We will utilize a direct marketing person to contact companies to solicit business.

Our target markets and marketing strategy will be fully developed.

Our marketing initiatives will include:

(a) utilizing direct response print advertisements placed primarily in small business, entrepreneurial, and special interest magazines;
(b) links to industry focused websites;
(c) advertising by television, radio, banners, affiliated marketing and direct mail
(d) presence at industry trade shows; and
(e) promoting our services and attracting businesses through our proposed website.

                            (b) Sales Strategies

- Power Point Presentation. We plan to create a flexible Power Point presentation that our marketing department will use to deliver a professional sales presentation specifically tailored to the needs of our target markets. The presentation will have a core section that is generic to all customer segments as well as specific customer segment modules allowing modification of the presentation for the appropriate audience. Additionally, this Power Point presentation will be the basis for brochures and print advertising layout to ensure we have a consistent look through out all our marketing communications.

- Capability Brochures. We expect to create a capability brochure featuring our family of services and products. This will be a high quality brochure with extensive detail.

- Public Relations and Advertising. We plan to implement a campaign to obtain media coverage by publishing persuasive news articles and feature stories that increase the awareness of the business services and further the acceptance of our products, services and technologies as the solution to targeted customer segments.

                            (c) Other Markets

During our five years of developing our business plan and our small operations we have uncovered another potential target market in addition to the accounting industry: the estate shipping industry. The entry into the estate shipping industry appears to be easy and there is a large percentage of estates that are handled by a few large trust companies making it somewhat easier to market these services.

                (iii) Any expected purchase or sale of plant and significant equipment?

We do not anticipate purchases of plant or significant equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors. Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring a minimum of five additional employees over the next 12 months.

As of June 30, 2003, we had one full time employee, Diane J. Harrison. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

We anticipate achieving growth by leasing additional staff through an employee leasing company, installing computers, and launching a professionally designed website to attract new clients.

Management's Discussion and Analysis

(1)  Results of Operations For the Period Ended June 30, 2003

During the period ended June 30, 2003, our assets consisted of our inventory and equipment. We had no revenues generated from operations.

As of June 30, 2003 our cumulative gross revenues were $0 with a resulting net loss for the six months ended June 30, 2003 of $1445.82. Our operations for the six months ending June 30, 2003 utilized $928.30 of cash flow. We had no cash flows resulting from investing activities for the six months ended June 30, 2003. During the period ended June 30, 2003 we did have cash flows of $1,192.00 generated from financing activities consisting of the issuance of an additional 29,800 shares of the Company's common stock at $.04 per share. Accordingly, for the period ending June 30, 2003 we realized a net increase in cash and cash equivalents of $6.14. When added to cash and cash equivalents of $37.83 on hand at the beginning of the six month period, this resulted in cash and cash equivalents on hand at the end of the period June 30, 2003 of $43.97.

(2)  Results of Operations For the Period Ended December 31, 2002

During the year ending December 31, 2002, we had a net loss of $3,396.93. Our revenues and expenses were associated with the retail storefront operation that was discontinued in 2002 and our financial statements reflect these discontinued operations. We had minimal interest income or expense for the year ending December 31, 2002.

Our financial statements reflect current accounts payable of $23,111.15. This is a direct result of our beta test; specifically, the poor performance at the two mall locations and the inability of those locations to produce enough revenue to cover the cost of renting mall space and kiosks. Store operations and the sale of the company automobile permitted us to reduce this debt to the current $23,111.15 as of December 31, 2002. The $2,000 loss on the sale of assets was due to depreciation as our accountants have reported it on our tax asset detail.

Our continued operations are run on a minimal basis by our President, Diane J. Harrison, from her residence and occasionally from the store on Lone Mountain Road. Ms. Harrison's efforts are primarily geared to developing small business relationships for suppliers and clients for small package shipping. To keep the company solvent and to support the minimal continued operations, Ms. Harrison sold the Note Due at a reduced price.

(3) Results of Operations Ended December 31, 2001

During the six months ending December 31, 2001, we had revenues of approximately $72,809.95 from the storefront location and another $12,787.06 from our beta test site locations. During the six months ending December 31, 2001, the company's costs associated with generating revenues was approximately $88,578.27 and approximately $74,339.17 for the beta test site locations. This resulted in a gross loss of approximately $77,320.43 for the six months ending December 31, 2001.

Operating expenses for the six months ending December 31, 2001, were approximately $44,905.82 for the storefront location and $74,339.17 for the beta test site locations. We had minimal interest income or expense for the six months ending December 31, 2001.

Liquidity & Capital Resources

As of June 30, 2003 we had cash on hand of $43.97. Management does not believe this is sufficient to maintain the company. As a result of this minimal cash position management is going to continue to sell stock from the primary offering. It is anticipated that at least $50,000.00 will be needed to implement minimal operations.

As of December 31, 2002, we had a net shareholder equity of ($62,468.61), accumulated losses of over $3,396 and a negative cash flow of over ($76,627.38) provided by operating activities. We have had to take in additional non-interest loans to supplement our cash for operations. In April of 2002 we were supplied a loan of $37,500.00 interest free and due and payable when we had sufficient funds. This was a casual loan from Marilee Abbott, a friend of our President, Ms. Harrison. This was done to provide some ability to repay loans, pay down some accounts payable and to have some additional operating capital. This loan was converted to a down payment on the purchase of some of the assets of the business by D.A.C.K. International on July 1, 2002. Marilee Abbott is an officer and director of D.A.C.K. International. The total sale price was $68, 692.52. The balance due of $31, 192.52 is payable over a 57 month period at 6% interest. The balance of $31,192.52 is to be paid in 56 equal installments of $703.20 on the first day of each month beginning August 1, 2002 and a final payment of $703.25 on April 1, 2007. This note was sold on September 1, 2002 at a discount for $16,000.00. [FN1] The asset sale was done to facilitate our efforts in moving forward with our new location as well as helping our cash position. We did not sell any of our debt nor our assets for our trademarks or our trade style. We provided in the Note a clause that the holder of the Note can repossess the store in the event of a default. We allowed a 30 day period during which a default can be cured and thereafter the holder of the Note can take immediate possession. A specific clause was added that provides for their waiver of any rights to a foreclosure proceeding. This was done to prevent a decline in the store appearance and business in the event of a default. D.A.C.K. International maintains a one million dollar ($1,000,000.00) liability policy in the event of an accident at the business location. While there is the possibility of our being joined in an action against the store, we believe that the sufficiency of their business policy as well as ours provides sufficient financial protection.

We retained the use of the name "Post Express" and "Post Express Fly Girls" as we have filed for a trademark on both. We retained one computer system, three cash registers, three portable scales, various telephone equipment, kiosks and some basic office supplies for future use. We have monies owed to General Growth Properties for rent from carts in two malls that we retained as debt with our company along with outstanding loans to Ms. Diane Harrison, our President and Mr. Michael J. Daniels. The funds from the loan from D.A.C.K. International were used to pay down some of the outstanding balance to General Growth Properties as well as some of the loans from Ms. Harrison and Mr. Daniels. The remainder was used for general working capital. The loan from Ms. Abbott was made with the full understanding that some of the funds would be used to repay loans to both Mr. Daniels and Ms. Harrison. Cash generated in the year 2002 was used to pay accounts payable as well as long term debt and for support of continuing operations.

[FN1] The Note was sold to Donald and Catherine Hejmanowski, JTWROS. Mr. & Mrs. Hejmanowski have no relationship with M.C.F.T.Y. National, nor its officers, directors, or affiliates of the company. Mr. Hejmanowski is the President of Post Express Convention Services, and our President, Ms. Harrison, is the Treasurer of this company. However, Mr. & Mrs. Hejmanowski purchased the Note as individuals and not in any business capacity. The sale price of the Note was mutually agreed upon by Ms. Harrison and Mr. & Mrs. Hejmanowski based on the current economic conditions of the country and the company and the availability of cash.

Management believes that the net cash decrease for the year 2002 of ($9,951.40) is not sufficient to sustain operations and that additional funds will be needed to support the proposed new store operations. Consequently, we will seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

Our recent beta test, which involved operating satellite locations, added additional costs and expenses not associated with running the main storefront operation. Although no assurances can be made, we believe that our expenses will increase proportionately to revenues during the fiscal year ending December 31, 2002, due to our plans to continue to develop, market, and operate a full service business center servicing hotel guests and conventioneers and by no longer operating the remote locations in the malls.

As of December 31, 2002, the company had approximately $37.83 cash on hand. Management has determined this amount is insufficient to continue to support any store front operations or any expansion. Management believes it can satisfy its cash requirements in the next twelve months only by either raising additional funds through the sale of registered securities or with additional paid-in capital by the officers and directors. Ms. Harrison has agreed to provide additional funding on a limited basis until the company raises capital through its primary offering. The store front location on Lone Mountain Road was sold to reduce debt and facilitate moving forward with the plan for the new proposed store location.

As of December 31, 2001, we had net shareholder equity of ($59,071.68), accumulated losses during the development stage of ($77,320.43) and a net cash flow of ($44,471.80) provided by operating activities. During 2001, cash was provided from the sale of capital stock and proceeds from cash advances from stockholders. We received $103,381.65 in cash from (1) the issuance of capital stock ($531.37); (2) the sale of additional capital stock to our President/Treasurer and sole Director, Diane J. Harrison, as additional paid-in-capital ($16,685.19); (3) various no interest loans from Ms. Harrison ($61,150.00); and (3) a no interest loan from Michael J. Daniels, the original incorporator of the company ($25,033.09).

Off-balance Sheet Arrangements

The company has made no arrangements of any type for off-balance sheet transactions that would have or are reasonably likely to have a current or future effect on our financial condition.

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated M.C.F.T.Y. National's disclosure controls and procedures as of June 30, 2003, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to June 30, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2. Changes in Securities

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report. Furthermore, on May 12th and May 14th, 2003, an additional 29,800 common shares were issued out of the Primary Offering thus bringing the total shares now issued and outstanding to 3,156,929.

Item 3. Defaults Upon Senior Securities

There were no defaults in the payment of any indebtedness during the period of this report.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the period of this report.

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.C.F.T.Y. National
Registrant

Date: August 14, 2003	/s/ Lori J. Kwoka
Lori J. Kwoka, President, Chief Executive Officer

Date: August 14, 2003	/s/ Gerald G. Brown
Gerald G. Brown, Treasurer, Chief Financial Officer, Principal Accounting Officer

CERTIFICATIONS

I, Lori J. Kwoka, certify that:

1.. . .	I have reviewed this quarterly report on Form 10-QSB of M.C.F.T.Y. National;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a). . .	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 14, 2003
/s/ Lori J. Kwoka
[Signature]
Lori J. Kwoka, President, Chief Executive Officer

CERTIFICATE

I, Gerald G. Brown, certify that:

1.. . .	I have reviewed this quarterly report on Form 10-QSB of M.C.F.T.Y. National;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
	a). . .	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
	a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: August 14, 2003
/s/ Gerald G. Brown
[Signature]
Gerald G. Brown, Treasurer, Chief Financial Officer, Principal Accounting Officer