Form 10QSB/A
period 2003-06-30
INTERNATIONAL WHITE TEA CO
filed 2003-11-25
CIK 1170990

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

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. None
(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

M.C.F.T.Y. National
Registrant

Date: November 23, 2003	/s/ Lori J. Kwoka
Lori J. Kwoka, President, Chief Executive Officer

Date: November 23, 2003	/s/ Gerald G. Brown
Gerald G. Brown, Treasurer, Chief Financial Officer, Principal Accounting Officer