Form 10QSB
period 2003-09-30
INTERNATIONAL WHITE TEA CO
filed 2004-02-02
CIK 1170990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2003
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________to___________.
Commission file number: 333-87200
THE INTERNATIONAL WHITE TEA COMPANY
(Exact name of small business issuer in its charter)
Nevada	58-2554298
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5836 South Pecos Road
Las Vegas, Nevada 89120
(Address of principal executive offices)
(702) 948-6490
(Issuer's Telephone Number)
M.C.F.T.Y. NATIONAL
4894 Lone Mountain Road, Las Vegas, Nevada 89130
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2003, the registrant has outstanding 12,272,500 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," "the Company," and "TIWTC" refer to The International White Tea Company.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Accountant's Review Report

To the Board of Directors and Stockholders of
The International White Tea Company

We have reviewed the accompanying balance sheet of The International White Tea Company as of September 30, 2003, and the related statements of operation, changes in stockholders' equity, and cash flows for the nine months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The International White Tea Company.

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

/s/ Godels, Solomon, Barber & Company, L.L.C.
GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
770 First Avenue North
St. Petersburg, Florida 33701
Telephone: (727) 896-2111
Fax: (727) 896-2208
December 10, 2003
1

The International White Tea Company
Balance Sheet
September 30, 2003
ASSETS
Current Assets:
Bank of America	9.76
Total Checking/Savings	9.76
Prepaid Expenses	7,169.49
Shareholder Loans Receivable - Note C	50,000.00
Total Current Assets	57,179.25
Fixed Assets:
Equipment	5,541.00
Less - Accumulated Depreciation	(3,120.88)
Total Fixed Assets	2,420.12
Other Assets:
Costs - Organizational	185.00
Less - Accumulated Amortization	(101.75)
Total Other Assets	83.25
TOTAL ASSETS	59,682.62
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	3,000.00
Due to Shareholder	32,935.06
Note Payable-Diane Harrison - Note D	50,000.00
Total Current Liabilities	85,935.06
Total Liabilities	85,935.06
Stockholders' Equity:
Common Stock, $.0005 par value, 50,000,000
shares authorized, 12,272,500 shares issued
and outstanding	6,136.24
Paid-in-Capital	64,809.97
Retained Earnings	(97,198.65)
Total Stockholders' Equity	(26,252.44)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	59,682.62
See accompanying notes and accountant's report.
2

The International White Tea Company
Statement of Operations
For the Nine Month Period Ended September 30, 2003

Revenues:
Sales	0.00
0.00
Cost of Goods Sold:
Cost of Goods Sold	0.00
0.00
Gross Profit	0.00
Operating Expenses:
Advertising	12.50
Amortization	27.75
Bank Service Charges	190.00
Consulting	3,640.81
Depreciation Expense	748.53
Dues and Subscriptions	380.00
Insurance	3,641.12
Miscellaneous	500.00
Office Expense	180.00
Postage/Delivery/Supplies	57.92
Professional Fees	6,293.00
Taxes-Other	510.00
Telephone	299.66
16,481.29
Income (Loss) Before Income Taxes	(16,481.29)
Income Taxes	0.00
Net Income (Loss)	(16,481.29)
Contingencies - (Note E)
Earnings per common share:
Net Income (Loss)	0.00

See accompanying notes and accountant's report.
3

The International White Tea Company
Statement of Cash Flows
For the Nine Month Period Ended September 30, 2003

OPERATING ACTIVITIES:
Net Income (Loss)	(16,481.29)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation & Amortization	776.28
Noncash Operating Expenses	653.31
Accounts Payable	3,000.00
Net cash used by Operating Activities	(12,051.70)
INVESTING ACTIVITIES:
Net cash provided by Investing Activities	0.00
FINANCING ACTIVITIES:
Loan Advances - M. J. Daniels	(950.00)
Shareholder Loan Repayments	(8,762.12)
Common Stock Issued	26,192.00
Purchase of Treasury Stock	(4,456.25)
Net cash used by Financing Activities	12,023.63

Net cash increase for year	(28.07)
Cash at beginning of year	37.83
Cash at end of year	9.76
Supplemental Disclosures:
Noncash Transactions:
Increase in Prepaid Expenses	7,169.49
Common Stock issued for noncash considerations	7,822.80
Shareholder Receivable arising from sale of Treasury Stock	50,000.00
Conversion of Debt to Equity	23,138.91
Note Payable arising from purchase of Treasury Stock	50,000.00
See accompanying notes and accountant's report.
4

The International White Tea Company
Statement of Changes in Stockholders' Equity
For the Nine Month Period Ended September 30, 2003

							Total
	Common Stock		Paid in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balances at
January 1, 2003	3,127,129	1,563.56	16,685.19	(80,717.36)	0	0.00	(62,468.61)

Issuance of
common stock	9,145,371	4,572.68					4,572.68

Paid in capital			48,124.78				48,124.78

Net income (loss)	0	0.00	0.00	(16,481.29)			(16,481.29)

Treasury Stock
Cost of 2,328,929 shares of
common stock	(2,328,929)				2,328,929	(54,456.25)	(54,456.25)

2,328,929 shares reissued	2,328,929				(2,328,929)	54,456.25	54,456.25

Balances at
September 30, 2003	12,272,500	6,136.24	64,809.97	(97,198.65)	0	0.00	(26,252.44)

See accompanying notes and accountant's report.
5

The International White Tea Company
Notes to Financial Statements
September 30, 2003

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The company was incorporated May 22, 2000 in the State of Nevada. The Company offered products and services that are merchandised from full-service retail business centers offering private mailbox rentals. On July 30, 2003 the Company changed its name from M.C.F.T.Y. National to The International White Tea Company. The Company will now be a retail business.

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

Income Taxes

The Company has loss carryforwards of $80,717.00, which can be carried forward twenty (20) years to offset future taxable income.

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

NOTE C -SHAREHOLDER LOANS RECEIVABLE

These amounts represent funds due from one of the Company's shareholders for the acquisition of Company Stock.

NOTE D - NOTE PAYABLE - DIANE HARRISON

The Company has a note payable to Diane Harrison dated August 1, 2003. The note is payable in two equal installments of $25,000.00 that were to be due on August 31, 2003 and September 30, 2003. In the event the Company had not received its letter of tradeability from the NASD on or before August 31, 2003, the first payment shall be delayed until such tradeability has been granted. As of September 30, 2003 the letter of tradeability has not been received. The note shall carry no interest if paid by the due date. If it is paid after the due date, interest will be payable at an 8.0% per annum rate. In the event the Company defaults, the officers and directors agree to return Diane Harrison and her nominees as the new directors and officers of the Company.

Principal maturities of the note payable during the next five years are as follows:

Year Ending December 31,
2004	$50,000.00

NOTE E - CONTINGENCIES

The Company is contingently liable to Diane Harrison if she is unable to convert 498,000 shares of her stock into $200,000.00 by July 30, 2004. She shall have the right to sell her shares of stock at or above a $0.25 per share minimum price during the course of the one year ended July 30, 2004. In the event the average share price over the one year period is $0.25 per share or greater, the Company shall have no further obligation to her. In the event the average share price over the one year period is less than $0.25 per share, she shall be due the difference between $0.25 per share and the actual average per share price. The difference shall be calculated as a percentage difference. This percentage shall be the percentage of the $200,000.00 due less sums received from prior sales. The Company may pay the amount due in additional shares or cash at the Company's discretion.

NOTE F - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of $0.00 were calculated based on a net income numerator of $(16,481.29) divided by a denominator of 4,388,541 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during 2003:

January 1, 2003	3,127,129 common shares outstanding
May 16, 2003	3,156,929 common shares outstanding
August 18, 2003	10,857,800 common shares outstanding
September 30, 2003	12,272,500 common shares outstanding
7

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following plan of operation, management's discussion and analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report.

Forward Looking Statements

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform to actual results.

As used in this quarterly report, the terms "we", "us", "our", and "TIWTC" mean The International White Tea Company.

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

As a result of the downturn in the convention business in Las Vegas, Nevada due to the effects of 9-11, the company had to research ways to raise capital from its primary registered offering. After consulting with business leaders from the City of Las Vegas, local executives from various businesses, financial advisors, and current shareholders and the original incorporator of the company, management determined that raising capital for the current project would be difficult until the convention business began a turnaround. Management decided to put this part of the business on hold for future implementation. When capital can be raised for this project, the company will form a small corporation to separate this business from its current goal of manufacturing and distributing a tea beverage.

Effective July 30, 2003, the Board of Directors decided to recapitalize the corporation and install a new Board of Directors and corporate Officers to manage the corporation and develop and implement a business plan to support the development, manufacture and sale of carbonated tea beverages. Effective at this same meeting, the corporation changed its corporate name to the current, The International White Tea Company, to more accurately reflect the principal business of the company. The development of this project for the corporation was a joint effort by the original incorporator of our company, Michael J. Daniels and George Freedman and George Scalf. The development of the product was under the supervision of Messrs. Freedman and Scalf with assistance from Mr. Daniels.  We have never been nor are we currently a party to any bankruptcy, receivership, or similar proceeding.

The current plan of operation assumes that the company will raise capital through either debt or equity financing to support operations.

(2)  Our Business

The International White Tea Company has changed the direction of the company from retail sales to production and marketing of beverage products based on the concept of creating a carbonated soda that tastes great and is healthier than other products currently in the marketplace. By utilizing white tea as the base for the beverage, it will have up to five times the anti-oxidants of regular brewed green tea. In addition, the beverage will have twenty percent (20%) less sugar and calories than other sodas. Initial market research demonstrates that the concept is widely accepted and in demand.

U.S. beverage drinkers consume carbonated soft drinks (CSD's) at nearly twice the rate of any other commercial beverage, with per capita consumption of 54.2 gallons in the year 2002. America's CSD market is a lumbering giant, growing very slowly while competition from other types of refreshment beverages intensifies. Yet this demonstrates the consumer's overwhelming preference for carbonated soft drinks, in spite of their less than healthy implications.

Additionally, public attention and consumer dollar sales are demonstrating increasing interest and fervor for white tea products. Estee Lauder's 'Origins", the maker of anti-wrinkle cream containing white tea has had incredible success. As a result of this success Origins has announced that it has begun producing and marketing a Ready-to-Drink white tea. This will be the first product to deviate from Estee Lauder's long history of marketing only cosmetic products.

White Tea and its benefits are "in the news". White T Soda is a fantastic tasting product with a great concept....take advantage of the consumers overwhelming preference for carbonated soft drinks by presenting a healthy, White Tea based soda. White T Soda will be positioned as the smart, adult choice and will utilize an extensive distribution network to rapidly launch the product nationally.

"White T Soda" will not follow the typical start-up path employed by virtually all food and beverage companies, which is using food brokers and hiring salespeople to gain placements into supermarkets, C-Stores, and other traditional outlets. "White T Soda" will be gaining instant market penetration by utilizing test agreements and immediate placements with the world's largest food service providers, concessionaires, retailers, and fast-food chains. TIWTC is focusing its placement efforts on companies that offer hundreds, if not thousands of points of purchase, as well as high traffic venues that translate into maximum brand exposure.

Companies such as HMS Host, Compass, and Aramark, who are entrenched in airports, travel plazas, stadiums, and arenas, will receive TIWTC's highest priority for product placement and testing, since the great majority of their venues cater to "captive audiences", meaning higher pricing, greater sales per person, and substantially higher margins than more traditional venues. These companies also represent tens of thousands of points of purchase including the most prestigious, highly visible retail locations in the world. TIWTC's management has had a long and successful history of introducing new products through these companies including TCBY Yogurt, Big Apple Bagels, Au Bon Pain, Ranch *1, and the "Soup Nazi's" gourmet soups, to name a few. Host and Compass have done a good deal of sampling of "White T Sodas" and have made preliminary commitments to begin regional testing.

Initial beverage formulations have been created, along with preliminary packaging concepts, with positive feedback from consumers and potential distribution channels. The next step will be to locate packaging facilities situated close to our potential markets which have the capability to produce the product in the desired bottles, utilize the labels as designed and are kosher certified. Once the facilities are located, labels can be finalized, raw materials can be ordered and an initial production of inventory for sales and sample may be produced. The company will initially work with small to medium size co-packing facilities in order to minimize run sizes and initial inventory requirements.  However, the success of this stage of the operating plan will depend upon the ability to raise sufficient capital to support the initial production, storage and shipping of the beverages.

TIWTC has trademarked the name "White T", and has created a label which has a distinctive and proprietary trade dress. Additional trademarks include the phrases "the soft drink for hard living" and "tiny tea leaves to excite your taste buds". The company has recruited George Lois, with an extensive successful track record in advertising and promotion, to spearhead the creative direction of the beverages. Mr. Lois has agreed to serve as Chairman of the Board of Directors, as well as Creative Director for The International White Tea Company.

We will introduce 6 flavors, including a Cola and Diet Cola, in year one. They will be certified Kosher, and the regular sodas will contain 20% less sugar and carbohydrates than current sodas in the market place. The beverages will be sold to distributors for $17.28 per 24 count case, with a cost of goods including freight and storage of $8.98, for a gross profit margin of 48%.

First year revenues are projected to be $12,000,000 with a gross profit of $5,760,000 and net income of $665,000. Revenues are expected to triple in year 2 to $36,000,000 and increase in Year 3 to $75,000,000. Sales growth will result from increasing market penetration and expansion of customer base driven by aggressive regional and national advertising and a world class public relations campaign.

(3) Year 1 - 12 month plan of operations

The continuance of operations is dependent upon the acquisition of additional funding.  Phase I, as outlined below, has already been completed using the founders contributions.

PHASE I - PRE DISTRIBUTION (COMPLETE)
First 120 days
Set up interim business office
Develop distributor relationships
Finalize formulations for 6 - 8 flavors
Source and confirm pricing an all ingredients
Select bottle and label type
Source and secure manufacturing co-packers
Finalize label designs Schedule initial test production
Create public relations and marketing plan
PHASE II - PRODUCT ROLLOUT
Month One
Set up permanent business office
Recruit and hire sales and administrative personnel
Secure insurance, inclusive of product liability
Obtain kosher certification of product and production
Add west coast co-packing and storage facility
Initiate public relations campaign, product sampling
Finalize initial distribution plans
Months two and three
Produce initial inventories to fulfill orders
Expand distribution channels
Formulate organic versions of sodas for "natural" market
Month four
Spring "launch" of products
Initiate major marketing campaign
Aggressive placement in airports, service areas, convenience stores and grocery
Months five through twelve
Develop line extensions - other products utilizing white tea
Finalize organic soda line, limited launch in targeted regions such as the Northeast and California
Continue expansion of White T soda distribution, opening Canadian and Mexican markets.
11

Competition

The worldwide refreshment beverage industry is measured in the hundreds of billions of dollars, and continues to be thoroughly dominated by the Carbonated Soft Drink sector.

Any company that manages to gamer even a tiny fraction of market share within any significant component of the refreshment beverage industry continues to be rewarded handsomely. The very top players (Coke, Pepsi, Cadbury Schweppes, etc.) have made it abundantly clear that it is far less expensive for them to buy their way into a new or rapidly growing segment, than it is for them to maintain exorbitant R&D budgets that were a major drag on profits throughout the 70's and early 80ts. Buyouts in the beverage industry are occurring at a record pace as well as record price levels.

Thus far we are not aware of any other White Tea sodas on the market, but we anticipate that the success of TIWTC will inevitably draw in worthy competitors to the White Tea soda arena. Recently two smaller companies have introduced Green Tea sodas to the natural food distribution channels and seem to be doing very well. TIWTC management is confident that White T Soda is far superior both in flavor and packaging and significantly different in meaningful content of healthy tea then any other ready-to-drink beverage currently available or that will be coming to market anytime soon. TIWTC's product development strategy will be to introduce cutting edge formulations and innovative marketing promotions to the marketplace always before the curve. It is TIWTC's intent to be the industry leader in the exploding healthy beverage market place by dominating White Tea soda, the sector that we have created and believe will far outsell all other healthy beverages, mainly because of the superior documented health benefits of White Tea in general and our White T Soda in particular.

Management

The management team will eventually consist of approximately seven officers and/or directors. In addition to the President/CEO, the company will install a CFO/Controller, a COO and a Vice President of Sales. Two operations managers will direct production and quality control, splitting the United States into two regions - East and West.

Risk Factors

An investment in our Common Stock offered hereby is speculative in nature and involves a high degree of risk. In addition to the other information contained in this filing, the following factors should be considered carefully before making any investment decisions with respect to purchasing our Common Stock.

This filing contains, in addition to the lack of historical information, forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. This Risk Factors section includes all risks that we consider to be material.

(1) We Are a Development Stage Company, with No Operating History, and You Could Lose Your Entire Investment.

Our business has not shown a profit. Since we commenced operations, we have accumulated a negligible net loss through the present. Although we expect to be profitable for the year ending December 31, 2004, we cannot assure that a year-end profit will be realized or that profitability will continue in the future. In addition we are in poor financial condition from lack of capital.

(2) Financial Risk of Dependence on Key Personnel.

The success of the company will depend to a great extent on the founders and their management team. These individuals may not remain with the company due to the lack of employment contracts. If we lose our key personnel, our business may suffer. We depend substantially on the continued services and performance of our senior management and, in particular, their contracts and relationships, especially within the fresh fruit and vegetable industry .

(3) Risk of Loss of Investment Due to Highly Competitive Nature of Our Industry.

The market for carbonated beverages is intensely competitive. We have no operating history or any revenues from operations. We have no assets or financial resources. We have operated at a loss and will continue to do so for some time.

(4) Risk of Incurring High Legal Cost Due to Litigation.

While the company is not currently involved in any litigation, that is no indication that the company will be precluded from being sued in the future. In the past, especially during periods of market volatility, securities class action litigation has often been instituted against companies similar to ours. Such litigation, if instituted, could result in substantial costs and diversions of management's attention and resources, which could have a material adverse effect on our business, results of operations and financial condition.

(5) Risk of External Influences

The price or our stock could be affected by external influences, which are beyond our control. Examples of these influences are:

- An abrupt economic change resulting in an unexpected downturn in demand;
- Governmental restrictions or excessive taxes on imported ingredients;
- Governmental restrictions or excessive taxes on exported products; and
- Over-abundance of products in the healthy beverage category.

(6) Risks of Reduced Liquidity of "Penny Stocks"

The Securities and Exchange Commission has adopted regulations that generally define a "penny stock" as any equity security that has a market price of less than $5.00 per share and that is not traded on a national stock exchange, NASDAQ or the NASDAQ National Market System. Now, or sometime in the future, penny stocks could be removed from NASDAQ or the NASDAQ National Market System or the securities may become subject to rules of the Commission that imposes additional sales practice requirements on broker-dealers effecting transactions in penny stocks. In most instances, unless the purchaser of a penny stock is (i) an institutional accredited investor, (ii) the issuer, (iii) a director, officer, general partner or beneficial owner of more than five per cent (5%) of any class of equity security of the issuer of the stock that is the subject of the transaction or (iv) an established customer of the broker-dealer, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's prior written consent to the transaction. Additionally, on any transaction involving the rules of the Commission require, among other things, the delivery, prior to the transaction, of a disclosure schedule prepared by the Commission relating to the penny stock market and the risks associated with investing in penny stocks. The broker-dealer also must disclose the commissions payable to both the broker-dealer and registered representative and current quotations for the securities. Finally, among other requirements, monthly statements must be sent to the purchaser of the penny stock disclosing recent price information for the penny stock held in the purchaser's account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell the securities and may affect the ability of purchasers in this Offering to sell the securities in the secondary market.

(7) Risk Due to Minority Status of New Investors

Our directors and executive officers beneficially own approximately 10,284,000 common shares; approximately 78.34% of the outstanding common stock if all the shares offered are sold. As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

(8) Risk Due to Lack of Funds

The company presently lacks sufficient funds to begin operations. No products are presently being offered.

(9) Risks Due to Resale Restrictions Imposed by State "Blue Sky Laws"

There are state regulations, which might affect the transferability of our shares. We have not registered its shares for resale under the securities or "blue sky'. laws of any state and we have no plans to register or qualify its shares in any state. Current shareholders, and persons who desire to purchase the shares in any trading market that may develop in the future, should be aware that there may be significant state restrictions upon the ability of new investors to purchase the securities.

SEC and "blue sky" laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by development stage companies, or if such securities represent "cheap stock" previously issued to promoters or others. These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

- not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;
- not eligible for the transactional exemption from registration for non-issuer transactions by a registered broker-dealer;
- not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;
- required to be placed in escrow and the proceeds received held in escrow subject to various limitations; or
- not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of development stage companies, or "cheap stock" issued to promoters or others. Specific limitations on offerings by development stage companies have been adopted in:

Alaska	Maryland	Rhode Island
Arkansas	Nebraska	South Carolina
California	New Mexico	South Dakota
Delaware	Ohio	Tennessee
Florida	Oklahoma	Utah
Georgia	Oregon	Vermont
Idaho	Pennsylvania	Washington
Indiana

Any secondary trading market, which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

                (i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to complete a listing on the over-the-counter-bulletin-board ("OTCBB") so we can attract investors by providing for liquidity of their investment. We will use the funds raised in our financing activities and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then we may not be able to expand our operations.

The implementation of our full business plan is estimated to take approximately 12-18 months. Once we are able to secure funding, implementation will begin immediately. We anticipate 30 days to be in a stage of operational activity to gain additional customers.

The company has enough funds to support skeleton operations only. It will need to raise a minimum of $500,000.00 over the next twelve months to support operations. The capital raised will be for product production, general office supplies and equipment and staffing.

                (ii) Summary of product research and development

We are currently researching and developing additional beverage flavors as well as additional products that can be added through complimentary lines.

                            (a) Marketing Plan

Our current marketing plan involves positioning ourselves as manufacturers selling to direct sales companies. A staff management organization will be put in place to allow for a sales manager and a separate marketing manager to develop sales through these direct sales companies.

                            (b) Other Markets

The current management team is developing products designed to contain white tea as a key ingredient to target other markets. Due to the competitive nature of the business, the company is not making public the specific products it has in development.

                (iii) Any expected purchase or sale of plant and significant equipment?

We do not anticipate purchases of plant or significant equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment.

Management's Discussion and Analysis

(1) Results of Operations For the Period Ended September 30, 2003

During the period ended September 30, 2003, our assets consisted of our bank account, small product inventory and our product trademarks. We had no revenues generated from operations. As of September 30, 2003 our cumulative gross revenues were $0 with a resulting net loss for the nine months ended September 30, 2003 of $16,481.29. Our operations for the nine months ending September 30, 2003 utilized $928.30 of cash flow. We had no cash flows resulting from investing activities for the nine months ended September 30, 2003. During the period ended September 30, 2003 we did have cash flows of $26,192.00 generated from financing activities consisting of the issuance of shares of the Company's common stock at $.04 per share. Accordingly, for the period ending September 30, 2003 we realized a net increase in cash and cash equivalents of $28.07. When added to cash and cash equivalents of $37.83 on hand at the beginning of the six month period, this resulted in cash and cash equivalents on hand at the end of the period September 30, 2003 of $9.76. Due to the change in management of the company there is a note payable to Diane J. Harrison in the amount of $50,000.00 issued by the company. There is an additional contingency amount due of $200,000.00 to Ms. Harrison for stock conversion. In the event Ms. Harrison cannot sell her shares for a minimum of $0.25 per share by July 31, 2004, the company shall purchase her shares for $200,000.00. Our accounts payable decreased by $20,111.15 due to the assumption of debt by our original incorporator, Michael J. Daniels.

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

Our operations were run on a minimal basis by our then President, Diane J. Harrison, from her residence and occasionally from the store on Lone Mountain Road. Ms. Harrison's efforts were primarily geared to developing small business relationships for suppliers and clients for small package shipping.

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

Liquidity & Capital Resources

As of September 30, 2003 we had cash on hand of $9.76. Management does not believe this is sufficient to maintain the company. As a result of this minimal cash position management is contemplating the sale of additional stock from the authorized shares. A Form D has been filed with the Securities Exchange Commission so the company may use a private placement memorandum to raise equity capital. It is anticipated that at least $500,000.00 will be needed to implement operations.

As of September 30, 2003 we had a net shareholder equity of ($26,252.44), accumulated losses of over $90,000.00 and a negative cash flow of over ($88,000.00) provided by operating activities. We have had to take in additional non-interest loans to supplement our cash for operations.

As of December 31, 2002, the company had approximately $37.83 cash on hand. Management determined this amount was insufficient to continue to support any store front operations or any expansion. Our beta test, which involved operating satellite locations, added additional costs and expenses not associated with running the main storefront operation.  Ms. Harrison provided additional funding to sustain the Company until completion of the SB-2 Registration primary offering. The store front location on Lone Mountain Road was sold to reduce debt and facilitate moving forward with the plan for the new proposed store location.

As of December 31, 2001, we had net shareholder equity of ($59,071.68), accumulated losses during the development stage of ($77,320.43) and a net cash flow of ($44,471.80) provided by operating activities. During 2001, cash was provided from the sale of capital stock and proceeds from cash advances from stockholders. We received $103,381.65 in cash from (1) the issuance of capital stock ($531.37); (2) the sale of additional capital stock to our then President/Treasurer and sole Director, Diane J. Harrison, as additional paid-in-capital ($16,685.19); (3) various no interest loans from Ms. Harrison ($61,150.00); and (3) a no interest loan from Michael J. Daniels, the original incorporator of the company ($25,033.09).

Off-balance Sheet Arrangements

The company has made no arrangements of any type for off-balance sheet transactions that would have or are reasonably likely to have a current or future effect on our financial condition.

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated TIWTC's disclosure controls and procedures as of September 30, 2003, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls Over Financial Reporting

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to September 30, 2003.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2. Changes in Securities

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report. On May 12 and May 14, 2003, an additional 29,800 common shares were sold for $1,192.00 and were issued out of the Primary Offering bringing the total shares now issued and outstanding to 3,156,929. Each shareholder paid the former President, Diane J. Harrison, Esq. in cash and Ms. Harrison deposited these funds into the corporate bank account. On July 30, 2003 an additional 1,000,000 shares of common stock from the primary offering were sold at $0.04 per share. These shares were paid for by check and this check was deposited in the corporate bank account. An additional 8,980,596 shares of common stock were issued from treasury to the incoming officers and directors for services to be performed. No underwriters were used in any of these transactions. A Form 13-D was filed pertaining to the 8,980,596 shares issued which covered more than five percent (5%) acquisition of ownership in the company.

Item 3. Defaults Upon Senior Securities

There were no defaults in the payment of any indebtedness during the period of this report.

Item 4. Submission of Matters to a Vote of Security Holders

At a special meeting of the shareholders held on July 30, 2003, shareholders were asked to vote on the following issues:  1) a new slate of officers and directors, 2) a change in the primary business of the company, and  3) a name change.

A vote of 99.996% were in favor of all of the changes. Non-voting shareholders represented the remaining 0.004% of the common stock issued and eligible to vote. Additionally, the holders of the 29,800 shares of stock that were sold from the primary offering that was based on the original plan in the prospectus, were given the opportunity to rescind their purchase of shares due to these changes. Each shareholder declined the rescission and retained their shares of stock in the company approving the new proposed operation for manufacturing and distributing a beverage.

George Freedman, Gerald Brown and Lori Kwoka were nominated as directors and each accepted their position effective immediately and are to continue until the next regularly scheduled annual meeting of shareholders.

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. An 8-K report was filed by the company on September 11, 2003 with the Securities Exchange Commission. The company made its required disclosures under Rule FD regarding the change in officers and directors, the name change, the change in the business of the company, and the sale of securities.
(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
The International White Tea Company
Registrant

Date: January 30, 2004	/s/ Donald Hejmanowski
Donald Hejmanowski, President, Chief Executive Officer

Date: January 30, 2004	/s/ Diane J. Harrison
Diane J. Harrison, Treasurer, Chief Financial Officer, Principal Accounting Officer
19