Form 10KSB
period 2003-12-31
INTERNATIONAL WHITE TEA CO
filed 2004-05-12
CIK 1170990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2003.

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15D OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transitional period from ___________to___________.

Commission file number: 333-87200

THE INTERNATIONAL WHITE TEA COMPANY
(Name of small business issuer in its charter)
Nevada	58-2554298
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4894 Lone Mountain Road Las Vegas, Nevada	89130
(Address of principal executive offices)	(Zip Code)
Issuer's Telephone Number (707) 395-2617

Securities Registered Under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
N/A	N/A

Securities Registered Under Section 12(g) of the Exchange Act:

Common stock, $0.0005 per share par value, no dividends, no preference, nonconvertible
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
State Issuer's revenues for its most recent fiscal year. $-0-
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) There is no market value; the stock is not trading on any exchange.

Note: If determining whether a person is an affiliate will involve unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE LAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2003, the registrant has outstanding 1,036,900 shares of common stock

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part 1, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for the fiscal year ended December 24, 1990).

Traditional Small Business Disclosure Format (Check one): Yes [ ] ; No [X]

References in this document to "us," "we," "the Corporation," or "the Company" refer to The International White Tea Company

PART I

Item 1.  Description of Business.

We were incorporated as M.C.F.T.Y. National on May 22, 2000, under the laws of the State of Nevada. We amended our Articles of Incorporation on July 30, 2003 changing our name to The International White Tea Company. Since inception, we have engaged in providing upscale business center services and we tried to expand into the manufacture and distribution of white tea products as our primary business plan developed. We were not able to raise sufficient capital to manufacture and distribute the white tea product so the board of directors began to refocus the company on the original business plan for business center operations.

Currently, we offer professional business services in the business center sector. This includes but is not limited to:

a) Packing and shipping small packages via UPS, FedEx, D.H.L. and Airborne

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

Our Business

        (1) Principal Products or Services and Their Markets

The primary products and services in our storefront operation will be parcel packaging, postage, and shipping through the United States Postal Service ("USPS"), UPS, FedEx, D.H.L., Airborne and commercial carriers where necessary, copying, binding, laminating, document preparation, file printing, computer rental with Internet access, Travelers Express money orders and MoneyGrams, and mailbox rentals (where customers rent mailboxes in our store and authorize us to receive their mail and other shipments at the store address). We will be a commercial mail receiving agency, and we anticipate that we will have many small businesses as mailbox holders that post their business licenses in the store. We will occupy a physical commercial property and will not be permitted any use other than commercial/retail.

Being a retail store, we will depend heavily on both drive-in and foot traffic. The use of flyers hand-delivered and placed on autos, ads in union newsletters, advertisements in conventioneers newsletters as well as a direct marketing campaign to convention exhibitors as well as conventioneers will be the primary methods of advertising.

To determine the feasibility of operating full service business centers in various Las Vegas locations, we conducted a beta test. By November 2001, we were operating five (5) Las Vegas locations: a satellite kiosk or cart in each of the four (4) major Las Vegas area shopping malls plus the original retail store located in a neighborhood shopping center. The first week in December 2001, the two mall carts were closed due to poor results. The remaining three locations continued operations until December 31, 2001 when the two mall kiosks were closed, leaving the retail store as the only operating location.

During the fiscal year ended December 31, 2001 we derived revenues from operations in the main retail store as well as the four (4) satellite locations. We believe the tragedy of September 11, 2001 caused an economic slowdown that resulted in less disposable income to the general population. Thus, consumers were spending less and shipping less during the holidays, thereby adversely impacting our operations. In addition, the overall unemployment rate had and may continue to have a significant and adverse impact on our revenues and income.

        (2) Distribution Methods of the Services

The primary delivery of products and services is through a regional location in Las Vegas, Nevada located near the famous "strip". Convenient to the convention market, the professional business administrative and development services will be marketed through specific business advertising and strong business to business sales. We anticipate that we will not provide services to out-of-state clients until, and unless, we are able to expand our operations.

        (3) Status of Any Publicly Announced New Product or Service.

We have developed a unique service that would make us stand above our competition. We have tested a unique service of free package pick-up for all hotel guests and conventioneers. This service will be provided by the "Post Express Fly Girls".

        (4) Our Competition

In order to compete effectively in the professional business center industry, a company must provide a wide range of quality services and products at a reasonable cost. The business center services market, as a whole, is characterized by intense competition with a large number of companies offering or seeking to develop services and products that will compete with those that we offer. It is our belief, based upon our experience, that our testing of our methods of operation will provide us with a competitive edge.

Our ability to provide personalized assistance, as well as objective assistance takes our services beyond competitors and their offerings. Not only do we provide guidance, we can provide any needed services. It is our opinion that we fill a unique niche by providing our services to conventioneers as well as hotel guests and the general public at large. Our competition includes both localized business centers and national concerns such as the UPS Stores and Kinko's. The small, localized business consulting services primarily operate within their own geographic confines and do not directly compete with us in the geographic area within which we currently operate. We believe we compete favorably with the national firms that provide services similar to ours because those firms still focus on providing packing and shipping services and not the ancillary business services we offer.

Many of our competitors have greater financial resources than we have, enabling them to finance acquisition and development opportunities or develop and support their own operations. In addition, many of these companies can offer bundled, value-added, or additional services not provided by us. Many may also have greater name recognition. Our competitors may have the luxury of sacrificing profitability in order to capture a greater portion of the market for business consulting activities. They may also be in a position to pay higher prices than we would for the same expansion and development opportunities. Consequently, we may encounter significant competition in our efforts to achieve our internal and external growth objectives.

Our competitors have methods of operation that have been proven over time to be successful. Their ability to operate at a profit with experienced management places us at a disadvantage.

        (5) Sources and Availability of Raw Materials

We provide services and, as a result, we have no issues with raw materials and the dependence on any specific suppliers. Our only potential dependence would be on personnel. The availability of personnel with the education and experience we need does not seem to be critical at this time. As a result of the downturn in the economy and recent layoffs from professional firms, the quality of the pool from which we draw our workforce is quite good. The relationships we developed in Las Vegas have resulted in a steady number of qualified applicants being referred to us. This has made any active recruiting of personnel unnecessary.

Therefore, we do not see a critical dependence on any supplier(s) that could adversely effect our operations.

        (6) Dependence on Limited Customers

We will not rely on any major customer for our revenue. While our target markets, small businesses, the convention business, hotels guests and the general public are limited in the sense that they are not unlimited, we do not have to rely on just a few major customers for business.

        (7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

At the present time we do not own trademarks on the names "Post Express" and "Post Express Fly Girls". The rights to these names will be licensed to us for our sole and exclusive use. In the future, our success may depend in part upon our ability to preserve our trade secrets, obtain and maintain patent protection for our technologies, products and processes, and operate without infringing upon the proprietary rights of other parties. However, we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that:

(a) these agreements will not be breached;

(b) we would have adequate remedies for any breach; or

(c) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of either our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

        (8) Need for Government Approval of Principal Products or Services

None of the services we offer require government approval.

        (9) Government Regulation

As a business services supplier, we are subject to a limited variety of local, state, and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. We are subject to federal, state and local laws and regulations applied to businesses, such as payroll taxes on the state and federal levels. In general, our administrative and consulting activities are subject to local business licensing requirements.

Internet access and online services are not subject to direct regulation in the United States. Changes in the laws and regulations relating to the telecommunications and media industry, however, could impact our business. For example, the Federal Communications Commission could begin to regulate the Internet and online services industry, which could result in increased costs for us. The laws and regulations applicable to the Internet and to our services are evolving and unclear and could damage our business. There are currently few laws or regulations directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is possible that laws and regulations may be adopted, covering issues such as user privacy, defamation, pricing, taxation, content regulation, quality of products and services, and intellectual property ownership and infringement. Such legislation could expose us to substantial liability as well as dampen the growth in use of the Internet, decrease the acceptance of the Internet as a communications and commercial medium, or require us to incur significant expenses in complying with any new regulations.

        (10) Research and Development During Last Two Fiscal Years

During the last two fiscal years no money was spent on research and development. We have, however, spent minimal monies on website development. Our research has been primarily in the are of business market segments that we may target with our services.

        (11) Cost and Effects of Compliance with Environmental Laws

As a business services supplier, we are not subject to any federal, state or local environmental laws.

        (12) Our Employees

As of December 31, 2003, we had one full time unpaid employee, Ms. Lori Kwoka.. As our President, Ms. Kwoka currently provides her time as our only employee, paid on an irregular basis. Ms. Kwoka currently assists the Board of Directors in providing the strategic direction and the necessary labor to support the operation.

We currently have no key employees, other than Ms. Kwoka our President/Director and George Freedman our Secretary/Director. There are also no key consulting contracts with any individuals or companies at this time.

Where possible, we plan to utilize employee leasing companies in the future to avoid the heavy burden for full-time staff manpower. This will allow us to shift the burden of payroll taxes and workers compensation insurance to the employee leasing company. A local employee leasing firm has indicated that as a result of the fallout from the Enron debacle, there is a high quality market of individuals with accounting and business services background from which we will be able draw sufficient talent to provide our services. We have had many potential candidates applying for employment as a direct result of referrals from accounting firms.

By utilizing an employee leasing company we can target specific types of employees with which we intend to augment our staff. We do not believe that there is a critical need for a specific type of candidate we would use in our business. By contracting for services as we need them for a particular job, we can reduce labor costs.

Item 2.  Description of property.

Our present office is located in Las Vegas, Nevada, on a major artery. We are housed in a retail shopping center anchored by a Von's grocery store. Ms. Kwoka works from her home office.

Legal Proceedings.

There are no current or pending legal proceedings against the company.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters that were submitted to security holders during the fourth quarter of 2003.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)  Items 201 and 701 of Regulation S-B

Our common stock is not quoted or traded on any quotation medium at this time. We have applied to the NASD to have our common stock included for quotation on the NASD OTC Bulletin Board. As of the date of this report this process has not been completed. There can be no assurance that an active trading market for our stock will develop. If our stock is included for quotation on the NASD OTC Bulletin Board, price quotations will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our products or services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Cash dividends have not been paid during the last three (3) years. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements which restricts our ability to pay cash dividends.

We have thirty-five (35) stockholders of record of our common stock as of December 31, 2003.

(b)  Item 701(f) of Regulation S-B

As our common stock is not quoted or traded on any quotation medium at this time, no stock has been sold. Thus, there are no proceeds on which to report.

Item 6.  Management's Discussion and Analysis or Plan of Operations.

The following plan of operation, management's discussion and analysis of financial condition, and results of operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this prospectus.

Plan of Operation

        (1)  General

We currently have no revenues and income pursuant to our operations, which are located in the Las Vegas area of Nevada. We do not anticipate revenues from our operations to increase significantly until the fiscal year ending December 31, 2004. If for any reason (or for no reason) our operations do not continue to grow, or business is less than anticipated, such result would have a material adverse effect on us.

In order to facilitate the expansion of the company we began the development of a white tea beverage and brought in new officers and directors to proceed with this product while we continued to seek capital for our business centers. As of December 31, 2003, the new officers and directors have not been able to raise the necessary capital nor fully develop the operations necessary to manufacture and distribute a white tea product. Accordingly, the company has begun discussions to discontinue the white tea product and focus solely on our business plan for business centers. The current officers and directors have begun discussions with the former President, Diane Harrison to take control of the company.

It is the strategic experience of Ms. Harrison that we believe will allow us to fully develop our business. By using an individual with prior administrative support services experience we hope to develop a stronger client base. We are expanding our search for a new CEO to related industries such as service companies in retail packing and shipping and multiple outlet retail sales such as national clothing outlets.

Presently, the cash necessary to support our business plan implementation is being supplied by the sale of stock in a private placement. However, this is only enough to sustain the business in its current manner and is not sufficient for the full implementation of the business plan, specifically, expanding the business center services. We believe that further cash will be needed to expand operations. We could need to raise as much as $400,000.00 to support expansion operations over the next twelve months.

Any unforeseen events such as happened on September 11, 2001 could also adversely affect our business. The cost of equipment, technology, and labor could increase and directly affect our ability to be profitable. Las Vegas is an area highly dependent on tourism, an industry experiencing a down turn after September 11, 2001.

        (2)  Our Business

Presently our President, Lori Kwoka, provides the necessary services to our clients. She has been actively developing her skills to provide leadership for employees that will be hired when we have the necessary capital. The services we provide, professional business services, have been provided on a limited basis due to the development of the business plan as well as the lack of capital.

We believe it is critical to have a presence in the major Las Vegas market so that we can work effectively with local hotels and conventioneers and hotel guests. We anticipate that physical staffing in this location will not occur until third-quarter 2004 at which time we would staff any satellite location with individuals experienced in our industry.

We closed our offering that was registered with the Securities Exchange Commission and effective in April 2003. As a result of closing the offering, we did not have sufficient capital for operations or expansion during the next twelve months. We need to raise additional funds, either through subsequent offerings of our shares or through other financing arrangements, finance such as borrowings.

We do believe that our website will be fully operational within thirty days after securing funds from either our offering or financing activities. Assuming our proposed website becomes operational, we expect to next focus on expanding the scope of our Internet presence. We hope to achieve such expansion by registering with major search engines with the goal of placing our website at the top of search results. This typically requires pre-funding with certain search engines. We do not currently have adequate financial resources to conduct such registration.

                (i) How long can we satisfy our cash requirements and will we need to raise additional funds in the next 12 months?

Our Plan of Operation for the next twelve months is to modify our business plan so we can raise additional capital, establish our new storefront, hire additional staff, and expand our services to hotel guests and conventioneers. We will use the funds raised from sources other than our primary offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

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

                (ii) Summary of product research and development

We are not currently nor do we anticipate in the future to be conducting any research and development activities, other than the development of our proposed website and looking into a possible new industry to target for offering our services. However, we do plan to market ourselves aggressively.

                            (a) Marketing Plan

Our current marketing plan involves positioning ourselves as a business services company targeting both the convention industry and hotel guests and conventioneers in particular. We intend to retain the services of a public relations company for the development of our brochures, advertising sheets, and public relations.

The extensive advertising needed to produce a major increase in potential business will not be done during the next twelve months. This will allow us to determine human resource needs and ensure we do not overstaff too early thereby avoiding high labor and benefits costs.

We will utilize a direct marketing person to contact companies to solicit business.

Our target markets and marketing strategy will be fully developed. We will primarily market our services to conventioneers and hotel guests. Our marketing initiatives will include:

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

                            (c) Other Markets

During our three years of developing our business plan and our small operations we have uncovered another potential target market in addition to the convention industry: the estate shipping industry.

                (iii) Any expected purchase or sale of plant and significant equipment?

We do not anticipate purchases of plant or significant equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment. In the event that we expand our customer base, then we may need to hire additional employees or independent contractors. Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring five additional employees over the next 12 months. Accordingly, we are hoping to move to a new, larger location in 2004/2005, however, no locations have been identified at this time, and such move depends upon our securing sufficient capital.

                (iv) Employees

As of December 31, 2003 we had one full time employee, Lori Kwoka. As our President, Ms. Kwoka currently provides her time as our only employee, paid on an irregular basis. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. From time to time, we anticipate using the services of an outside firm for additional website design and development.

With our growth strategy our objective is to expand our operations by adding staff while increasing our market presence in Las Vegas, Nevada. We anticipate achieving growth by leasing additional staff through an employee leasing company, installing computers, and launching a professionally designed website to attract new clients.

Results of Operations

        (1)  General

During the year ended December 31, 2003, our assets consisted of our cash, inventory and prepaid expenses. We had no revenues other than those from the sale of stock. The following table shows our revenues, expenditures and net income for the years from 2001-2003.

Table 1.0  Revenues, Expenses, and Net Income

YEAR	REVENUE	EXPENSES	NET INCOME
2001	$ 72,809.95	$ 150,030.37	($77,220.42)
2002	$-0-	$6,737.23	($3,396.93)
2003	$-0-	$118.634.69	($118,634.69)

        (2)  Results of Operations For the Period Ended December 31, 2003.

During the year ended December 31, 2003, we had no revenues from operations. Our only income was from the sale of stock in a private placement. A total of $186,000 was raised from the sale of stock.

We utilized ($105,764.95) of cash flow for operating activities. We had a ($118,634.69) net loss.

We did not have any cash flows from investing activities for the year ended December 31, 2003, but did have utilization of cash flow of $163,478.77 from financing activities resulting from the sale of stock. As a result of Ms. Diane Harrison resigning and the election of new officers and directors, the company was indebted to Ms. Harrison for $50,000 due and payable when the company becomes eligible for trading on an exchange. Additionally, there is a contingency payment due Ms. Harrison of $200,000 in the event she is not able to realize the sale of her stock for this amount when the common stock of the company is eligible for trading.

The result of the above activity was a net cash increase of $57,713.82 for the year ended December 31, 2003, which when added to $37.83 of cash and cash equivalents at the beginning of the period, resulted in $57,751.65 of cash and cash equivalents at the end of the period.

We do not foresee any circumstances or events that will have an adverse impact on our operations. We do anticipate an increase in our business based on our current business plan and the activities of our officers and directors. Thus, while we can satisfy our current cash requirements, we do not expect to satisfy our cash requirements for opening our business centers in the year 2004. We will need additional cash to implement the expansion strategy contained in our business plan, which includes expanding the business center and to continue operations.

        (3)  Results of Operations For the Period Ended December 31, 2002

During the year ended December 31, 2002, we had no revenues from operations. During the year ending December 31, 2002, we had a net loss of $3,396.93. Our revenues and expenses were associated with the retail storefront operation that was discontinued in 2002 and our financial statements reflect these discontinued operations. We had minimal interest income or expense for the year ending December 31, 2002.

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

As a result of discontinuing operations and the sale of the Note due the company there was an increase of $27.82 in our cash at December 31, 2002.

        (4)  Results of Operations Ended December 31, 2001

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

Liquidity & Capital Resources

During the year ended December 31, 2003, we had no revenues from operations. Our only income was from the sale of stock in a private placement. A total of $186,000 was raised from the sale of stock.

We utilized ($105,764.95) of cash flow for operating activities. We had a ($118,634.69) net loss.

We did not have any cash flows from investing activities for the year ended December 31, 2003, but did have utilization of cash flow of $163,478.77 from financing activities resulting from the sale of stock.

During the year ended December 31, 2002, we had no revenues from operations. During the year ending December 31, 2002, we had a net loss of ($3,396.93). Our revenues and expenses were associated with the retail storefront operation that was discontinued in 2002 and our financial statements reflect these discontinued operations. We had minimal interest income or expense for the year ending December 31, 2002. As a result of the sale of assets and the Note Receivable our net loss was only ($3,396.93).

We believe that our net cash increase for the years 2001, 2002 and 2003 will not be sufficient to sustain current and expanded operations and additional funds will be needed to support our business. Consequently, we will seek additional funding through public or private financing or other arrangements. Such additional funding may be financed by bank borrowings, public offerings, or private placements of equity or debt securities, loans with shareholders, or a combination of the foregoing.

It is our belief that our cash flow is only sufficient to sustain our current level of minimal operations. While operations could be sustained for a long time (over twelve months), there would be minimal to be distributed for the efforts of the officers and directors. To begin expansion, funds will need to be brought into the company to permit us to move forward with our expansion. Without these funds, management believes it cannot sustain expanding operations.

Item 7.  Financial Statements.

FINANCIAL STATEMENTS
CONTENTS
Report of Godels, Solomon, Barber & Company, L.L.C., Independent Auditors, as of December 31, 2003	F-2
Balance Sheet, December 31, 2003	F-3
Income Statement, for the Year Ended December 31, 2003	F-4
Statement of Cash Flows, for the Year Ended December 31, 2003	F-5
Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2003	F-6
Notes to the Financial Statements, December 31, 2003	F-7
Report of Godels, Solomon, Barber & Company, L.L.C., Independent Auditors, as of December 31, 2002	F-9
Balance Sheet, December 31, 2002	F-10
Income Statement, for the Year Ended December 31, 2002	F-11
Statement of Cash Flows, for the Year Ended December 31, 2002	F-12
Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2002	F-13
Notes to the Financial Statements, December 31, 2002	F-14
Report of Godels, Solomon, Barber & Company, L.L.C., Independent Auditors, as of December 31, 2001	F-17
Balance Sheet, December 31, 2001	F-18
Income Statement, for the Year Ended December 31, 2001	F-19
Statement of Cash Flows, for the Year Ended December 31, 2001	F-20
Statement of Changes in Stockholders' Equity, for the Year Ended December 31, 2001	F-21
Notes to the Financial Statements, December 31, 2001	F-22

Independent Auditor's Report

To the Board of Directors and Stockholders of
The International White Tea Company

We have audited the accompanying balance sheet of The International White Tea Company as of December 31, 2003, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The International White Tea Company at December 31, 2003, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
770 First Avenue North
St. Petersburg, Florida

Telephone: (727) 896-2111
Fax: (727) 896-2208

May 5, 2004

The International White Tea Company
Balance Sheet
December 31, 2003

ASSETS
Current Assets:
Washington Mutual	57,751.65
Total Checking/Savings	57,751.65
Inventory	47,478.78
Prepaid Expenses	4,954.42
Shareholder Loans Receivable - Note C	50,000.00
Total Current Assets	160,184.85
Fixed Assets:
Equipment	5,541.00
Less - Accumulated Depreciation	(3,370.39)
Total Fixed Assets	2,170.61
Other Assets:
Costs - Organizational	185.00
Less - Accumulated Amortization	(111.00)
Total Other Assets	74.00
TOTAL ASSETS	162,429.46
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	17,755.10
Accrued Expenses	38,500.00
Due to Shareholder	33,390.20
Note Payable-Diane Harrison - Note D	50,000.00
Total Current Liabilities	139,645.30
Total Liabilities	139,645.30
Stockholders' Equity:
Common Stock, $.0005 par value, 50,000,000
shares authorized, 12,984,500 shares issued
and outstanding	6,492.24
Paid-in-Capital	215,643.97
Retained Earnings	(199,352.05)
Total Stockholders' Equity	22,784.16
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	162,429.46

The accompanying notes are an integral part of the financial statements.

The International White Tea Company
Statement of Cash Flows
For the Year Ended December 31, 2003

Revenues:
Sales	0.00
0.00
Cost of Goods Sold:
Cost of Goods Sold	0.00
0.00
Gross Profit	0.00
Operating Expenses:
Advertising	1,916.67
Amortization	37.00
Automobile Expenses	635.80
Bank Service Charges	340.67
Consulting	20,238.01
Continuing Education	2,134.38
Depreciation Expense	998.04
Dues and Subscriptions	380.00
Insurance	7,617.46
Licenses and Permits	3,875.00
Marketing	7,000.00
Miscellaneous	2,324.86
Office Expense	355.00
Postage/Delivery/Supplies	745.93
Printing and Reproduction	2,057.23
Professional Fees	50,428.00
Public Relations	10,002.50
Taxes-Other	510.00
Telephone	1,065.14
Travel and Entertainment	5,973.00
118,634.69
Income (Loss) Before Income Taxes	(118,634.69)
Income Taxes	0.00
Net Income (Loss)	(118,634.69)
Contingencies - (Note E)

Earnings per common share:
Net Income (Loss)	(0.02)
The accompanying notes are an integral part of the financial statements.

The International White Tea Company
Statement of Cash Flows
For the Year Ended December 31, 2003

OPERATING ACTIVITIES:
Net Income (Loss)	(118,634.69)
Adjustments to reconcile Net Income to net cash provided by operations:
Depreciation & Amortization	1,035.04
Noncash Operating Expenses	3,058.38
Inventory	(47,478.78)
Accounts Payable	17,755.10
Accrued Expenses	38,500.00
Net cash used by Operating Activities	(105,764.95)
INVESTING ACTIVITIES:
Net cash provided by Investing Activities	0.00
FINANCING ACTIVITIES:
Loan Advances - M. J. Daniels	(950.00)
Shareholder Loan Repayments	(8,306.98)
Common Stock Issued	177,192.00
Purchase of Treasury Stock	(4,456.25)
Net cash used by Financing Activities	163,478.77

Net cash increase for year	57,713.82
Cash at beginning of year	37.83
Cash at end of year	57,751.65

Supplemental Disclosures:
Noncash Transactions:
Increase in Prepaid Expenses	4,954.42
Common Stock issued for noncash considerations	8,012.80
Shareholder Receivable arising from sale of Treasury Stock	50,000.00
Conversion of Debt to Equity	23,138.91
Note Payable arising from purchase of Treasury Stock	50,000.00

The accompanying notes are an integral part of the financial statements.

The International White Tea Company
Statement of Changes in Stockholders' Equity
For the Year Ended December 31, 2003

							Total
	Common Stock		Paid in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balances at
January 1, 2003	3,127,129	1,563.56	16,685.19	(80,717.36)	0	0.00	(62,468.61)

Issuance of
common stock	9,857,371	4,928.68					4,928.68

Paid in capital			198,958.78				198,958.78

Net income (loss)	0	0.00	0.00	(118,634.69)			(118,634.69)

Treasury Stock
Cost of 2,328,929 shares of
common stock	(2,328,929)				2,328,929	(54,456.25)	(54,456.25)

2,328,929 shares reissued	2,328,929				(2,328,929)	54,456.25	54,456.25

Balances at
September 30, 2003	12,984,500	6,492.24	215,643.97	(199,352.05)	0	0.00	22,784.16

The accompanying notes are an integral part of the financial statements.

The International White Tea Company
Notes to Financial Statements
December 31, 2003

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

Income Taxes

The Company has loss carryforwards of $198,959.00, which can be carried forward twenty (20) years to offset future taxable income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost or market on a specifically identified basis.

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

The International White Tea Company
Notes to Financial Statements (Continued)
December 31, 2003

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

NOTE F - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($0.02) were calculated based on a net income numerator of $(118,634.69) divided by a denominator of 6,498,624 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during 2003:

January 1, 2003	3,127,129 common shares outstanding
May 16, 2003	3,156,929 common shares outstanding
August 18, 2003	10,857,800 common shares outstanding
September 30, 2003	12,262,500 common shares outstanding
October 15, 2003	12,282,500 common shares outstanding
October 30, 2003	12,984,500 common shares outstanding

Independent Auditor's Report

To the Board of Directors and Stockholders of
M.C.F.T.Y. National d/b/a The Post Express

We have audited the accompanying balance sheet of M.C.F.T.Y. National d/b/a The Post Express as of December 31, 2002, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.C.F.T.Y. National d/b/a The Post Express at December 31, 2002, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
770 First Avenue North
St. Petersburg, Florida
Telephone: (727) 896-2111
Fax: (727) 896-2208

April 19, 2003

M.C.F.T.Y. National d/b/a The Post Express
Balance Sheet
December 31, 2002
ASSETS
Current Assets:
Bank of America	37.83
Total Cash & Cash Equivalents-NOTE B	37.83
37.83
Fixed Assets - NOTE B:
Equipment	5,541.00
Less - Accumulated Depreciation	(2,372.35)
3,168.65
Other Assets - NOTE B:
Costs - Organizational	185.00
Less - Accumulated Amortization	(74.00)
111.00
TOTAL ASSETS	3,317.48
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	23,111.15
23,111.15
Long Term Liabilities:
Due to M. J. Daniels	977.76
Due to Shareholder	41,697.18
42,674.94
Total Liabilities	65,786.09
Stockholders' Equity:
Common Stock, $.0005 par value,
50,000,000 shares authorized,
3,127,129 shares issued & outstanding	1,563.56
Paid-in-Capital	16,685.19
Retained Earnings	(80,717.36)
Total Equity	(62,468.61)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	3,317.48

The accompanying notes are an integral part of these financial statements.

M.C.F.T.Y. National d/b/a The Post Express
Statement of Operations
For the Year Ended December 31, 2002
Revenues:
Sales	0.00
0.00
Cost of Goods Sold:
Cost of Goods Sold	0.00
0.00
Gross Profit	0.00

Operating Expense:
Amortization	37.00
Automobile Expense	426.56
Bank Service Charges	50.00
Depreciation Expense	1,483.99
Dues and Subscriptions	789.48
Insurance	860.91
Office Expense	78.63
Postage/Delivery	77.70
Professional Fees	2,700.00
Travel and Entertainment	232.96
6,737.23
Income (Loss) from Continuing Operations	(6,737.23)
Other Income:
Gain (Loss) on Disposal of Assets-NOTE E	(14,095.31)
Interest Income	309.19

Income (Loss) from Continuing Operations Before Taxes	(20,523.35)
Income Taxes	0.00

Income (Loss) from Continuing Operations	(20,523.35)

Discontinued Operations:
Operating Results of Discontinued Operations-NOTE E	(11,327.98)
Gain on Disposal of Discontinued Operations -NOTE E	28,454.40
17,126.42

Net Income	(3,396.93)

Earnings per common share:
Net income (loss)	(0.00)

The accompanying notes are an integral part of these financial statements.

M.C.F.T.Y. National d/b/a The Post Express
Statement of Cash Flows
For the Year Ended December 31, 2002
OPERATING ACTIVITIES:
Net Income (Loss)	(3,396.93)
Adjustments for Discontinued Operations	(17,126.42)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation & Amortization	6,619.48
(Gain) Loss on Disposal of Assets	(16,739.09)
(Increase) decrease in:
Inventory	235.74
Prepaid Insurance	700.00
Receivables	(30,095.31)
Increase (decrease) in:
Accounts Payable	(11,240.85)
Customer Deposits	0.00
Payroll Liabilities	(5,413.07)
Sales Tax Payable	(170.93)
Net cash used by Operating Activities	(76,627.38)
INVESTING ACTIVITIES:
Proceeds from Disposal of Fixed Assets	92,192.52
Net cash provided by Investing Activities	92,192.52
FINANCING ACTIVITIES:
Loan Repayments - M. J. Daniels	(24,055.33)
Shareholder Loan Repayments	(18,587.63)
Net cash used by Financing Activities	(42,642.96)

Net cash from Discontinued Operations	17,126.42
Net cash increase for year	(9,951.40)
Cash at beginning of year	9,989.23
Cash at end of year	37.83

The accompanying notes are an integral part of these financial statements.

M.C.F.T.Y. National d/b/a The Post Express
Statement of Changes in Stockholders' Equity
For the Year Ended December 31, 2002
					Total
	Common Stock		Paid in	Retained	Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balances at January 1, 2002	3,127,129	1,563.56	16,685.19	(77,320.43)	(59,071.68)

Issuance of common stock	0	0.00			0.00

Paid in capital			0.00		0.00

Net income (loss)	0	0.00	0.00	(3,396.93)	(3,396.93)

Balances at December 31,	3,127,129	1,563.56	16,685.19	(80,717.36)	(62,468.61)

The accompanying notes are an integral part of these financial statements.

M.C.F.T.Y. National d/b/a The Post Express
Notes to Financial Statements
December 31, 2002

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The company was incorporated May 22, 2000 in the State of Nevada. The Company is a cutting edge leader in the Las Vegas, Nevada area in products and services that are merchandised from full-service retail business centers offering private mailbox rentals.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Inventory

Inventories were priced at the lower of cost (first-in, first-out) or market.

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

Income Taxes

The Company has loss carryforwards of $80,717.36, which can be carried forward twenty (20) years to offset future taxable income.

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

NOTE C - RENT

The Company leased its principal business location at 4894 North Lone Mountain Road, Las Vegas, Nevada on a month-to-month basis. This lease was assumed as part of the sale of The Post Express assets. (See Note E)

NOTE D - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of $0.00 were calculated based on a net income numerator of $(3,396.93) divided by a denominator of 3,127,129 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during 2002:

January 1, 2002	3,127,129 common shares outstanding

M.C.F.T.Y. National d/b/a The Post Express
Notes to Financial Statements (Continued)
December 31, 2002

NOTE E - DISCONTINUED OPERATIONS

On July 1, 2002, the Company sold substantially all of the assets of the Post Express (Inventory, Fixed assets, Customer lists, less customer deposits that were assumed) for $68,692.52. The resulting gain of $28,454.40 is being reported separately as a gain on the disposal of discontinued operations. The Company received a down payment of $37,500.00 and a note receivable in the amount of $31,192.52. The note was to be paid in equal monthly installments of $703.20, principal and interest, over a fifty-seven month period beginning August 1, 2002 and continuing until April 1, 2007, bearing interest at a rate of 6.0%. The note was assigned on September 1, 2002 to Donald and Catherine Hejmanowski, JTWROS (Assignee). For the sum of $16,000.00. M.C.F.T.Y. National assigned the Bill of Sale and Asset Purchase agreement between D.A.C.K. International and M.C.F.T.Y. National dated July 1, 2002 in the amount of $31,192.52 at 6% compounded interest and the personal guarantee of Joseph DeSoto. As of September 31, 2002 the value of the Agreement was $30,095.31, payable in 54 equal installments of $703.20 beginning on October 1, 2002 and a final payment of $703.25 due on April 1, 2007. The result of this assignment was a loss on disposition of $14,095.31.

The operating results of discontinued operations is summarized as follows:

Sales	$40,822.82
Cost of Goods Sold	20,786.55
Gross Profit	20,036.27
Operating Expenses:
Amortization	363.02
Automobile Expenses	2,132.80
Bank Charges	1,601.40
Depreciation	4,735.47
Dues & Subscriptions	761.70
Insurance	3,200.31
Licenses and Permits	378.00
Meetings and Conferences	250.00
Office Expense	6,971.51
Professional Fees	450.00
Rent	8,500.00
Repairs	435.05
Security	90.60
Taxes & Licenses	724.14
Telephone	2,227.84
Travel and Entertainment	529.44
Utilities	402.15
33,753.43
Net Ordinary Income (Loss)	(13,717.16)
Other Income:
Gain on Sale of Assets	2,380.00
Interest Income	9.18
2,389.18

Operating Results of Discontinued Operations	($11,327.98)

M.C.F.T.Y. National d/b/a The Post Express
Notes to Financial Statements (Continued)
December 31, 2002

NOTE E - DISCONTINUED OPERATIONS - (Continued)

The gain on the disposal of discontinued operations is summarized as follows:

Selling Price	$68,692.52
Basis:
Inventory	$15,849.58
Fixed Assets (Net Book Value)	16,839.46
Customer Lists	10,104.08
Customer Deposits	(2,555.00)
$40,238.12
Gain on Sale of Post Express Assets	$28,454.40

Independent Auditor's Report

To the Board of Directors and Stockholders of
M.C.F.T.Y. National d/b/a The Post Express

We have audited the accompanying balance sheet of M.C.F.T.Y. National d/b/a The Post Express as of December 31, 2001, and the related statements of income, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of M.C.F.T.Y. National d/b/a The Post Express at December 31, 2001, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

/s/ GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
770 First Avenue North
St. Petersburg, Florida
Telephone: (727) 896-2111
Fax: (727) 896-2208

April 19, 2003

M.C.F.T.Y. National d/b/a The Post Express
Balance Sheet
December 31, 2001

ASSETS
Current Assets:
Bank of America	6,008.28
First National Bank	3,980.95
Total Cash & Cash Equivalents-NOTE B	9,989.23
Inventory - NOTE B	16,085.32
Prepaid Insurance	700.00
26,774.55

Fixed Assets - NOTE B:
Automobile	8,000.00
Equipment	28,845.00
Leasehold Improvements	1,185.00
Less - Accumulated Depreciation	(6,682.43)
31,347.57

Other Assets - NOTE B:
Costs - Organizational	185.00
Customer List	5,445.31
Fictitious Name/Trade Style	5,445.31
Less - Accumulated Amortization	(460.52)
10,615.10

TOTAL ASSETS	68,737.22

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	34,352.00
Customer deposits	2,555.00
Payroll Liabilities	5,413.07
Sales Tax Payable	170.93
42,491.00

Long Term Liabilities:
Due to M. J. Daniels	25,033.09
Due to Shareholder	60,284.81
85,317.90

Total Liabilities	127,808.90

Stockholders' Equity:
Common Stock, $.0005 par value,
50,000,000 shares authorized,
3,127,129 shares issued & outstanding	1,563.56
Paid-in-Capital	16,685.19
Retained Earnings	(77,320.43)
Total Equity	(59,071.68)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	68,737.22

The accompanying notes are an integral part of these financial statements.

M.C.F.T.Y. National d/b/a The Post Express
Statement of Operations
For the Year Ended December 31, 2001
Revenues:
Sales	72,809.95
72,809.95
Cost of Goods Sold:
Phone Cards	817.16
Postage/Delivery/Supplies	42,855.29
43,672.45
Gross Profit	29,137.50
Operating Expense:
Advertising	888.27
Amortization	460.52
Automobile Expense	18.00
Bank Service Charges	1,685.73
Depreciation Expense	6,682.43
Dues and Subscriptions	1,123.05
Insurance	786.97
Licenses and Permits	3,427.00
Office Expense	2,548.86
Printing and Reproduction	78.00
Professional Fees	3,198.56
Rent - NOTE C	16,982.00
Building Repairs	1,037.64
Computer Repairs	469.95
Equipment Repairs	456.17
Security	320.46
Taxes-Other	582.00
Telephone	3,142.65
Gas and Electric	841.00
Water & Sewer	176.56
44,905.82
Income (Loss) from Continuing Operations	(15,768.32)
Other Income:
Interest Income	19.05

Income (Loss) from Continuing Operations Before Taxes	(15,749.27)
Income Taxes	0.00

Income (Loss) from Continuing Operations	(15,749.27)

Discontinued Operations
Operating Results of Discontinued Operations-Note E	(61,571.16)

Net Income (Loss)	(77,320.43)

Earnings per common share:
Net income (loss)	(0.03)

The accompanying notes are an integral part of these financial statements

M.C.F.T.Y. National d/b/a The Post Express
Statement of Cash Flows
For the Year Ended December 31, 2001

OPERATING ACTIVITIES:
Net Income	(77,320.43)
Adjustments for Discontinued Operations	61,571.16
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation & Amortization	7,142.95
(Increase) decrease in:
Inventory	(320.94)
Prepaid Insurance	(700.00)
Increase (decrease) in:
Accounts Payable	34,352.00
Customer deposits	2,555.00
Payroll Liabilities	5,413.07
Sales Tax Payable	170.93
Net cash provided by Operating Activities	32,863.74

INVESTING ACTIVITIES:
Purchase - Automobile	(8,000.00)
Purchase - Leasehold Improvements	(1,185.00)
Net cash provided by Investing Activities	(9,185.00)

FINANCING ACTIVITIES:
Loans -M. J. Daniels	25,033.09
Shareholder Loans	5,650.00
Issuance of Capital Stock	513.37
Additional Paid-in-Capital	16,685.19
Net cash provided by Financing Activities	47,881.65

Net cash from Discontinued Operations	(61,571.16)

Net cash increase for year	9,989.23

Cash at beginning of year	0.00

Cash at end of year	9,989.23

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
Cost - Inventory	15,764.38
Cost - Acquisition Equipment	28,845.00
Cost - Acquisition Goodwill	10,890.62
55,500.00

Shareholder Loans	55,500.00

The accompanying notes are an integral part of these financial statements.

M.C.F.T.Y. National d/b/a The Post Express
Statement of Changes in Stockholders' Equity
For the Year Ended December 31, 2001

	Common Stock		Paid in	Retained	Total Stockholders'
	Shares	Amount	Capital	Earnings	Equity

Balances at
January 1, 2001	2,100,375	1,050.19	0.00	0.00	1,050.19

Issuance of
common stock	1,026,754	513.37			513.37

Paid in capital			16,685.19		16,685.19

Net income (loss)	0	0.00	0.00	(77,320.43)	(77,320.43)

Balances at
December 31, 2001	3,127,129	1,563.56	16,685.19	(77,320.43)	(59,071.68)

The accompanying notes are an integral part of these financial statements.

M.C.F.T.Y. National d/b/a The Post Express
Notes to Financial Statements
December 31, 2001

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The company was incorporated May 22, 2000 in the State of Nevada. The Company is a cutting edge leader in the Las Vegas, Nevada area in products and services that are merchandised from full-service retail business centers offering private mailbox rentals.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities with a maturity of three months or less to be cash equivalents.

Inventory

Inventories are priced at the lower of cost (first-in, first-out) or market.

Fixed Assets

Property and equipment are stated at cost. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

Intangibles purchased are being amortized over fifteen (15) years on a straight-line basis; organizational costs are being amortized over five (5) years on a straight-line basis.

Income Taxes

The Company has loss carryforwards of $77,320.43 which can be carried forward twenty (20) years to offset future taxable income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the corporation to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes its revenue when it completes the delivery of its goods and services to its customers. SAB 101 had no substantive effect on the Company's financial statements as it did not impact the Company's method of recognizing revenue.

NOTE C - RENT

The Company leases its principal business location at 4894 North Lone Mountain Road, Las Vegas, Nevada on a month-to-month basis.

NOTE D - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($0.03) were calculated based on a net loss numerator of ($77,320.43) divided by a denominator of 2,272,054 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during 2001:

January 1, 2001	2,100,375 common shares outstanding
October 17, 2001	397,125 common shares issued
October 27, 2001	370,370 common shares issued
December 1, 2001	259,259 common shares issued

M.C.F.T.Y. National d/b/a The Post Express
Notes to Financial Statements (Continued)
December 31, 2001

NOTE E - DISCONTINUED OPERATIONS

The Company operated beta test sites at various locations in the State of Nevada during the year ended December 31, 2001 providing the same products and services offered at the Company's primary location. As of December 31, 2001 all the beta test sites had been discontinued.

The operating results of discontinued operations is summarized as follows:

Beta Test Site Revenues	$12,768.01

Cost of Goods Sold	5,362.56

Gross Profit	7,405.45

Operating Expenses:
Leased Employee Expense	5,077.90
Marketing/Advertising	18,077.41
Rent	22,120.00
Salaries	21,139.80
Taxes - Payroll	1,573.28
Temporary/Casual Labor	600.00
Uniforms	388.22
68,976.61

Net Ordinary Income (Loss)	($61,571.16)

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

In December 2001, we engaged Godels, Solomon, Barber, C.P.A., ("Godels") as our independent auditors. They are our first auditors and we have had no disagreements with Godels on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated The International White Tea Company's disclosure controls and procedures as of December 31, 2003, and they concluded that these controls and procedures are effective.

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, we carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and Chief Executive Officer. Based upon that evaluation, our company's President and Chief Executive Officer concluded that our company's disclosure controls and procedures are effective. There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to the date we carried out our evaluation

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our company's President and Chief Executive Officer as appropriate, to allow timely decisions regarding required disclosure.

PART III

Item 9.  Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The names and ages of our directors and executive officers as of December 31, 2003, are set forth below. Our By-Laws provide for not less than one and not more than fifteen directors. All directors are elected annually by the stockholders to serve until the next annual meeting of the stockholders and until their successors are duly elected and qualified.

Table 2.0

Name	Age	Position
Lori Kwoka	39	President/Director
Gerald Brown	50	Treasurer/Director
George Freedman	81	Secretary/Director

The backgrounds of our executive officers and directors are provided below:

- Lori Kwoka is the current President and a Director. Ms. Kwoka received her B.S. degree from Rutgers University. She is a member of the American Production and Inventory Control Society, American Management Association, and the National Association of Female Executives. Ms. Kwoka began her career as a conservationist with the USDA. She progressed to project manager with Seacrest Inc. and then made the move to Long Life Teas in 1990. During her more than thirteen years at Long Life, Ms. Kwoka created and implemented an MRP program to support manufacturing resulting in a forty percent (40%) increase in inventory turns from 4 to 5.6. She has directed profit and loss responsibilities while controlling an annual budget of over $1.7M. Her specific accomplishments include developing and launching ready to drink beverage lines generating a fifteen percent (15%) increase in sales, the restructuring of the division increasing gross margins four percent (4%), and building and implementing a strategic plan to increase division value and position the division for sale. Ms. Kwoka has demonstrated the ability to successfully lead the rapid growth of a business from concept to implementation. She has specific knowledge and is familiar with cGMP's in food and beverage manufacturing, organic processing requirements and certification, and kosher certification.. Ms. Kwoka has demonstrated a hands on leadership style and has a comprehensive network of contacts in the natural foods/organic industry that can be leveraged to generate business and recruit staff.

- Gerald Brown is the current Chief Communications Officer, Treasurer and a Director. Mr. Brown holds a B.A. degree from Amherst College in Massachusetts. He began his career in 1997 performing on Broadway with Rex Harrison. He has extensive experience in production, hosting, and writing nationally syndicated programs as well as being a broadcast meteorologist. Mr. Brown has highly developed communication skills necessary to provide the public relations support of the company. His hosting of several nationally syndicated programs has allowed Mr. Brown to maintain critical contacts in the broadcast industry that will prove valuable to the company. Over his twenty (20) year career, Mr. Brown has developed analytical skills that will assist him in his position as treasurer.

- George Freedman is the current Secretary. He received his B.S. degree from the Massachusetts College of Pharmacy. Mr. Freedman retired from the military with the rank of Major. He served as the Chief Pharmacist at the Veterans Hospital in Bedford, Massachusetts. For almost forty years he served in a consultant capacity to various major chemical companies on product development. He is a member of the American Society of Consultant Pharmacists and in 1975 he received the George F. Archumbault award for outstanding service in the installation of unit dose systems in hospitals and nursing homes. Mr. Freedman has conducted 49 seminars in 29 states on Unit Dose Dispensing and Hospital Pharmacy Space Planning, sponsored by the Hill - Burton Program (1969 - 1971). He was also the featured speaker at National Meetings of the American Pharmaceutical Association, American Society of Hospital Pharmacists, American Society of Consultant Pharmacists, NABP, American Hospital Association, and over 50 state and local Pharmacy organizations, speaking primarily on Unit Dose dispensing and distribution in hospitals and long term care facilities.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

Section 16(a) of the Securities Exchange Act of 1934 (the "34 Act") requires every person who is an officer, director, or a person owning more than ten percent of our Common Stock, to file, at the time of the registration of such Common Stock on a national securities exchange, or by the effective date of a registration statement filed pursuant to section 12(g) of the 34 Act, or within ten days after he becomes an officer director or person owning more than ten percent of our Common Stock, initial reports of ownership and changes in ownership with the Securities and Exchange Commission. Additionally, Item 405 of Regulation S-B under the 34 Act requires us to identify in its Form 10-KSB and proxy statement those individuals for whom one of the above referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. Given these requirements, we have the following report to make under this section: No filings were required in the last fiscal year.

Item 10.  Executive Compensation

The following table sets forth information concerning the annual and long-term compensation of our Chief Executive Officer, and the most highly compensated employees and/or executive officers who served at the end of the fiscal years December 31, 2001 and 2002, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2001 and 2002, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officers."

Table 3.0 Executive Compensation

Long-Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and principal position	Year	Salary ($)	Bonus ($)	Other Annual Compen- sation ($)	Restricted Stock Award(s) ($)	Securities Under- lying Options/ SARs (#)	LTIP Payouts ($)	All Other Compen-sation ($)
Lori Kwoka (1), President	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Gerald G. Brown (2), Treasurer	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
George Freedman (3), Secretary	2003	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2002	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2001	-0-	-0-	-0-	-0-	-0-	-0-	-0-
(1) There is no employment contract with Ms. Kwoka at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.
(2) There is no employment contract with Mr. Brown at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.
(3) There is no employment contract with Mr. Freedman at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Additional Compensation of Directors

All of our directors are unpaid. Compensation for the future will be determined when and if additional funding is obtained.

Board of Directors and Committees

Currently, our Board of Directors consists of Ms. Kwoka, Mr. Brown, and Mr. Freedman. We are not actively seeking additional board members. At present, the Board of Directors has not established any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2003, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

Table 4.0 Beneficial Ownership

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Common Stock	George Freedman	4,369,400	33.65%
	5836 South Pecos Rd.
	Las Vegas, NV 89120
Common Stock	Gerald Brown	500,000	0.0385%
	5836 South Pecos Rd.
	Las Vegas, NV 89120
Common Stock	Lori Kwoka	200,000	0.0154%
	5836 South Pecos Rd.
	Las Vegas, NV 89120
Common Stock	George Scalf	4,414,900	34%
	236 Colborue St.
	Port Stanley, Ont. Can N5L 1C1
Common Stock	George Lois	1,000,000	0.07%
	37 West 12st Street #3AB
	NY, NY 10011
Common Stock	All Executive Officers and Directors as a Group	5,069,400	39.04%

(1) Currently, no beneficial owner has the right to acquire additional shares as specified in Rule 13d-3(d)(1) under the Exchange Act.

Item 12.  Certain Relationships and Related Transactions.

To the best of our knowledge there are no transactions involving any director, executive officer, any nominee for election as a director or officer or any security holder who is a beneficial owner or any member of the immediate family of the same other than the following:

Item 13.  Exhibits and Reports on Form 8-K.

a.  Exhibits
Exhibit No.	Description
3.1	Articles of Incorporation of M.C.F.T.Y. National (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (File No. 333-87200))
3.2	By-Laws of M.C.F.T.Y. National (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (File No. 333-87200))
3.3	Amended and Restated Articles of Incorporation of M.C.F.T.Y. National changing corporate name to The International White Tea Company
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

b.  Reports on Form 8-K.

On September 10, 2003 the Company filed a Form 8-K under items 1 and 5 with the Security and Exchange Commission describing changes in control of the Company and the change in direction of the Company to pursue manufacturing and marketing a white tea beverage product.

Item 14.  Principal Accountant Fees and Services.

a. Audit Fees.

During the fiscal years ended December 31, 2002 and 2003, The International White Tea Company's principal auditor billed fees of approximately $2,700.00 and $2,700.00, respectively, for professional services rendered in connection with the audit of The International White Tea Company's annual and quarterly financial statements for the respective fiscal periods. The International White Tea Company's principal accountant did not bill any other audit-related fees during the respective time periods.

b. Tax Fees.

During the fiscal years ended December 31, 2002 and 2003, The International White Tea Company's principal auditor did not charge any fees related to tax services.

c. All Other Fees.

During the fiscal years ended December 31, 2002 and 2003, The International White Tea Company's principal auditor did not bill any other fees for professional services.

SIGNATURES

In accordance with Section 13 or 15D of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The International White Tea Company

(Registrant)

By: /s/ Donald Hejmanowski

Donald Hejmanowski, President, Chairman of the Board of Directors, Chief Executive Officer

Date: May 11, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Donald Hejmanowski	May 11, 2004
Donald Hejmanowski, President, Chairman of the Board of Directors, Chief Executive Officer	(Date)

/s/ Diane J. Harrison	May 11, 2004
Diane J. Harrison, Secretary, Director	(Date)

/s/ Diane J. Harrison	May 11, 2004
Diane J. Harrison, Treasurer, Chief Financial Officer, Principal Accounting Officer	(Date)