Form 10QSB
period 2004-03-31
INTERNATIONAL WHITE TEA CO
filed 2004-06-09
CIK 1170990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2004
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________to___________.
Commission file number: 333-87200
THE INTERNATIONAL WHITE TEA COMPANY
(Exact name of small business issuer in its charter)
Nevada	58-2554298
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4894 Lone Mountain Road
Las Vegas, Nevada 89130
(Address of principal executive offices)
(702) 521-6074
(Issuer's Telephone Number)
N/A
(Former name, former address and former fiscal year, if changed since last report)
M.C.F.T.Y. NATIONAL
4894 Lone Mountain Road
Las Vegas, Nevada 89130

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[] No[]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2004, the registrant has outstanding 3,180,929 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

References in this document to "us," "we," "the Corporation," "the Company," and "TIWTC" refer to The International White Tea Company.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Accountant's Review Report

To the Board of Directors and Stockholders of
The International White Tea Company

We have reviewed the accompanying balance sheet of The International White Tea Company as of March 31, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the three months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of The International White Tea Company.

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

/s/ Godels, Solomon, Barber & Company, L.L.C.
GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
770 First Avenue North
St. Petersburg, Florida 33701
Telephone: (727) 896-2111
Fax: (727) 896-2208

June 7, 2004

The International White Tea Company
Balance Sheet
March 31, 2004

ASSETS
Current Assets:
Total Checking/Savings	0.00
Total Current Assets	0.00
Fixed Assets:
Equipment	5,541.00
Less - Accumulated Depreciation	(3,539.31)
Total Fixed Assets	2,001.69
Other Assets:
Costs - Organizational	185.00
Less - Accumulated Amortization	(120.25)
Total Other Assets	64.75
TOTAL ASSETS	2,066.44
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	3,000.00
Accrued Expenses	40,000.00
Due to Shareholder	34,743.66
Total Current Liabilities	77,743.66
Total Liabilities	77,743.66
Stockholders' Equity:
Common Stock, $.0005 par value, 50,000,000
shares authorized, 3,180,929 shares issued
and outstanding	1,590.46
Paid-in-Capital	125,116.00
Retained Earnings	(202,383.68)
Total Stockholders' Equity	(75,677.22)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	2,066.44

See accompanying notes and accountant's report

The International White Tea Company
Statement of Operations
For the Three Month Period Ended March 31, 2004

Revenues:
Sales	0.00
0.00
Cost of Goods Sold:
Cost of Goods Sold	0.00
0.00
Gross Profit	0.00
Operating Expenses:

Amortization	9.25

Depreciation Expense	168.92

Insurance	1,353.46

Professional Fees	1,500.00

3,031.63
Income (Loss) Before Income Taxes	(3,031.63)
Income Taxes	0.00
Net Income (Loss)	(3,031.63)

Earnings per common share:
Net Income (Loss)	0.00

See accompanying notes and accountant's report

The International White Tea Company
Statement of Cash Flows
For the Three Month Period Ended March 31, 2004

OPERATING ACTIVITIES:
Net Income (Loss)	(3,031.63)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation & Amortization	178.17
Accounts Payable	(14,755.10)
Accrued Expenses	1,500.00
Net cash used by Operating Activities	(16,108.56)
INVESTING ACTIVITIES:
Net cash provided by Investing Activities	0.00
FINANCING ACTIVITIES:
Shareholder Loans	1,353.46
Purchase of Treasury Stock	(42,996.55)
Net cash used by Financing Activities	(41,643.09)

Net cash decrease for year	(57,751.65)
Cash at beginning of year	57,751.65
Cash at end of year	0.00

Supplemental Disclosures:
Noncash Transactions:
Decrease in Prepaid Expenses	4,954.42
Decrease in inventory	47,478.78
Shareholder Receivable arising from sale of Treasury Stock	(50,000.00)
Note Payable arising from purchase of Treasury Stock	(50,000.00)

See accompanying notes and accountant's report

The International White Tea Company
Statement of Changes in Stockholders' Equity
For the Three Month Period Ended March 31, 2004

							Total
	Common Stock		Paid in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balances at
January 1, 2004	12,984,500	6,492.24	215,643.97	(199,352.05)	0	0.00	22,784.16

Issuance of
common stock	2,442,929	1,221.47					1,221.47

Paid in capital			0.00				0.00

Net income (loss)	0	0.00	0.00	(3,031.63)			(3,031.63)

Treasury Stock
Cost of 12,246,500 shares of
common stock	(12,246,500)	(6,123.25)	(90,527.97)		12,246,500	96,651.22	0.00

12,246,500 shares to unissued	0	0.00			(12,246,500)	(96,651.22)	(96,651.22)

Balances at
March 31, 2004	3,180,929	1,590.46	125,116.00	(202,383.68)	0	0.00	(75,677.22)

See accompanying notes and accountant's report

The International White Tea Company
Notes to Financial Statements
March 31, 2004

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

Use of Estimates

The preparation of the financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

The International White Tea Company
Notes to Financial Statements (continued)
March 31, 2004

Revenue Recognition

The Company recognizes its revenue when it completes the delivery of its goods and services to its customers. SAB 101 had no substantive effect on the Company's financial statements, as it did not impact the Company's method of recognizing revenue.

NOTE C - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($0.00) were calculated based on a net income numerator of $(2,031.63) divided by a denominator of 9,213,896 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during 2004:

January 1, 2004	12,984,500 common shares outstanding
February 25, 2004	3,180,929 common shares outstanding

NOTE D - RECISSION AGREEMENT

The Company, on July 30, 2003, entered into a reorganization transaction whereby new shareholders were elected as Officers and Directors and they acquired a controlling block of the Company's common stock in exchange for the transfer of all intangible assets and rights of certain of the new shareholders in and to the white tea collection of consumer drinks. The transaction was entered into under the assumption that the company's shares of stock could be moved on to the NASD Bulletin Board public trading market, and could commence trading prior to November 15, 2003. The Company did not move its stock on to trading to the Bulletin Board prior to November 15, 2003, and still has not moved its stock trading to the Bulletin Board. As a result of this fundamental and material mistake by all parties, both parties agreed to rescind the transaction. The new shareholders received all cash held at Washington Mutual, all inventory of White Tea product and labels, plus all rights to intangible property associated with the white tea product, and all other assets associated with the white tea product and/or contributed or transferred to the Company, free and clear of all liens, claims and encumbrances. The new shareholders, in exchange, transferred all the shares of the Company's stock originally issued back to the Company

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

As used in this quarterly report, the terms "we," "us," "our," and "TIWTC" mean The International White Tea Company.

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

Consequently, management decided to put this part of the business on hold for future implementation. Effective July 30, 2003, the Board of Directors decided to recapitalize the corporation and install a new Board of Directors and corporate Officers to manage the corporation and develop and implement a business plan to support the development, manufacture and sale of carbonated tea beverages. Effective at this same meeting, the corporation changed its corporate name to the current, The International White Tea Company, to more accurately reflect the principal business of the company. The development of this project for the corporation was a joint effort by the original incorporator of our company, Michael J. Daniels and George Freedman and George Scalf. The development of the product was under the supervision of Messrs. Freedman and Scalf with assistance from Mr. Daniels. This product development was being done in addition to the business centers the company was developing.

On February 25, 2004 we rescinded the issuance of shares to the new officers, directors and individuals who invested in the company through a private placement memorandum. Individuals that purchased shares through the private placement memorandum were allowed to rescind their investment or transfer their investment to a new company formed by Mr. Freedman and others. This rescission was based on the fact that the officers and directors could not complete a market listing and raise the capital necessary to move the white tea beverage forward.

We have never been nor are we currently a party to any bankruptcy, receivership, or similar proceeding.

The current plan of operation assumes that the company will raise capital through either debt or equity financing to support operations.

(2)  Our Business

The International White Tea Company has determined that it is not in the best interest of the company to produce and market a beverage. The prior President of the company Diane J. Harrison has been reinstalled as the Secretary/Treasuer of the company. Mr. Donald Hejmanowski has been installed as the new President. As a result of the management changes the company has proceeded to move the development of business centers as the core business of the company.

(3) Year 1 - 12 month plan of operations

The continuance of operations is dependent upon the acquisition of additional funding. The new officers and directors will complete a market listing for the company so funding can be completed in the capital markets. Our Plan of Operation for the next twelve months is to modify our business plan so we can raise additional capital, establish our new storefront, hire additional staff, and expand our services to hotel guests and conventioneers. We will use the funds raised from sources other than our primary offering and revenues generated to fund equipment purchases and office improvement and for marketing activities and working capital.

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

Management

The management team will consist of approximately seven officers and/or directors. In addition to the President, the company will install a Chief Financial Officer/Controller, a Chief Operations Officer, for development of operational strategy, and at least two outside board members.

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

(3) Risk of Loss of Investment Due to Highly Competitive Nature of Our Industry.

The business center market is intensely competitive. We have limited operating history and a cumulative loss from operations since inception. We have no assets or financial resources. We have operated at a loss and will continue to do so for some time.

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
- Governmental restrictions or excessive taxes on our products/services;

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

(7) Risk Due to Minority Status of New Investors

Our directors and executive officers beneficially own approximately 2,635,304 common shares; approximately 82.85% of the outstanding common stock As a result, these stockholders, if they act as a group, will have a significant influence on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control may have the effect of delaying or preventing a change in control of the Company.

(8) Risk Due to Lack of Funds

The company presently lacks sufficient funds to expand operations. No products or services are presently being offered.

(9) Risks Due to Resale Restrictions Imposed by State "Blue Sky Laws"

There are state regulations, which might affect the transferability of our shares. We have not registered its shares for resale under the securities or "blue sky" laws of any state and we have no plans to register or qualify its shares in any state. Current shareholders, and persons who desire to purchase the shares in any trading market that may develop in the future, should be aware that there may be significant state restrictions upon the ability of new investors to purchase the securities.

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

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of development stage companies, or "cheap stock" issued to promoters or others. Specific limitations on offerings by development stage companies have been adopted in:

Alaska	Idaho	Oklahoma	Tennessee
Arkansas	Indiana	Oregon	Utah
California	Maryland	Pennsylvania	Vermont
Delaware	Nebraska	Rhode Island	Washington
Florida	New Mexico	South Carolina
Georgia	Ohio	South Dakota

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

The implementation of our full business plan is estimated to take approximately 12-18 months. Once we are able to secure funding, implementation will begin immediately. We anticipate 30 days to be in a stage of operational activity to generate cash flow.

The company has enough funds to support skeleton operations only. It will need to raise a minimum of $500,000.00 over the next twelve months to support operations. The capital raised will be for general office supplies and equipment and staffing.

                (ii) Summary of product research and development

We are currently researching and developing additional services to be offered in our business centers.

                            (a) Marketing Plan

Our current marketing plan involves positioning ourselves as the premier business center operation in Las Vegas, Nevada. A staff management organization will be put in place to allow for a sales manager and a separate marketing manager to develop sales through direct sales to convention companies.

                            (b) Other Markets

The current management team is developing products and services designed to target other markets. Due to the competitive nature of the business, the company is not making public the specific products/services it has in development.

                (iii) Any expected purchase or sale of plant and significant equipment?

We do not anticipate purchases of plant or significant equipment other than general office supplies and general office equipment, should we raise sufficient funds to purchase such office equipment.

                (iv) Any expected significant changes in the number of employees.

As of March 31, 2004, we had one full time unpaid employee. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring a minimum of fifteen additional employees over the next 12 months. From time to time, we anticipate using the services of an outside firm for additional website design and development.

Management's Discussion and Analysis

(1) Results of Operations For the Period Ended March 31, 2004.

During the period ended March 31, 2004, our assets consisted of our cash on hand and small product inventory. We had no revenues generated from operations. As of March 31, 2004 our cumulative gross revenues were $0.00 with a resulting net loss for the three months ended March 31, 2004 of ($3,031.63). Our operations for the three months ending March 31, 2004 utilized ($16,108.56) of cash flow. There was ($41,643.09) of cash flows used by financing activities for the three months ended March 31, 2004. During the period ended March 31, 2004, we did not have cash flows generated from financing activities. Accordingly, for the period ending March 31, 2004 we realized a net decrease in cash of ($57,751.65). When added to cash and cash equivalents of $57,751.65 on hand at the beginning of the three month period, this resulted in cash and cash equivalents on hand at the end of the period March 31, 2004 of $0.00. Due to the change in management of the company there is no longer a note payable to Diane J. Harrison in the amount of $50,000.00 issued by the company. The additional contingency amount due of $200,000.00 to Diane J. Harrison for stock conversion has also been foregone by Ms. Harrison.

(2) Results of Operations For the Years Ended December 31, 2003, 2002 and 2001.

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

Liquidity & Capital Resources

As of March 31, 2004 we had cash on hand of $0.00. Management does not believe this is sufficient to maintain the company. As a result of this minimal cash position management is contemplating the sale of additional stock from the authorized shares. A Form D has been filed with the Securities Exchange Commission so the company may use a private placement memorandum to raise equity capital. It is anticipated that at least $500,000.00 will be needed to implement operations.

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

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated TIWTC's disclosure controls and procedures as of March 31, 2004, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls Over Financial Reporting

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to March 31, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings at this time or during the period of this report.

Item 2. Changes in Securities and Use of Proceeds

The Company made no amendments or modifications of any instruments governing or affecting the rights of any security holders during the period of this report. On February 25, 2004 the company rescinded the shares of stock issued to its former officers, directors and purchasers of stock from a private placement memorandum. Individuals that purchased shares through the private placement memorandum were allowed to rescind their investment or transfer their investment to a new company formed by Mr. Freedman and others. This rescission was based on the fact that the officers and directors could not complete a market listing and raise the capital necessary to move the white tea beverage forward.

Item 3. Defaults Upon Senior Securities

There were no defaults in the payment of any indebtedness during the period of this report.

Item 4. Submission of Matters to a Vote of Security Holders

On January 21, 2004 a rescission agreement was submitted to the shareholders for a vote. Holders of over 98% of the shares voted in favor of rescinding the installation of the officers and directors from the July 30, 2003 meeting. In addition the company returned to its primary business plan of providing business center services.

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. An 8-K report was filed by the company on January 21, 2004 with the Securities Exchange Commission. The company made its required disclosures under Rule FD regarding the change in officers and directors, the change in the business of the company, and the rescission of the sale of securities.
(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3(i)	Articles of Incorporation of M.C.F.T.Y. National (Incorporated by reference from Exhibit 3.1 to the Company's registration statement on Form SB-2 (File No. 333-87200)).
3(ii)	By-Laws of M.C.F.T.Y. National (Incorporated by reference from Exhibit 3.2 to the Company's registration statement on Form SB-2 (File No. 333-87200)).
3(iii)	Amended and Restated Articles of Incorporation of M.C.F.T.Y. National changing corporate name to The International White Tea Company (Incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003).
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
The International White Tea Company
Registrant

Date: June 8, 2004	/s/ Donald Hejmanowski
Donald Hejmanowski, President, Chief Executive Officer

Date: June 8, 2004	/s/ Diane J. Harrison
Diane J. Harrison, Treasurer, Chief Financial Officer, Principal Accounting Officer