Form 10QSB
period 2004-06-30
M C F T Y National
filed 2004-08-12
CIK 1170990

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2004
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from ___________to___________.
Commission file number: 333-87200
M.C.F.T.Y. NATIONAL
(Exact name of small business issuer in its charter)
Nevada	58-2554298
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4894 Lone Mountain Road
Las Vegas, Nevada 89130
(Address of principal executive offices)
(702) 526-6102
(Issuer's Telephone Number)
THE INTERNATIONAL WHITE TEA COMPANY
(Former name, former address and former fiscal year, if changed since last report)

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes_ No_

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2004, the registrant has outstanding 3,180,929 shares of common stock.

Transitional Small Business Disclosure Format (Check one): Yes_ No X

i

References in this document to "us," "we," "our," "the Corporation," "the Company," and "MCFTY" refer to M.C.F.T.Y. National.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Accountant's Review Report

To the Board of Directors and Stockholders of
M.C.F.T.Y. National

We have reviewed the accompanying balance sheet of M.C.F.T.Y. National as of June 30, 2004, and the related statements of operations, changes in stockholders' equity, and cash flows for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of M.C.F.T.Y. National.

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

Godels, Solomon, Barber & Company, L.L.C.
GODELS, SOLOMON, BARBER & COMPANY, L.L.C.
770 First Avenue North
St. Petersburg, Florida 33701
Telephone: (727) 896-2111
Fax: (727) 896-2208

August 9, 2004

M.C.F.T.Y. National
Balance Sheet
June 30, 2004

ASSETS
Current Assets:
Total Checking/Savings	0.00
Total Current Assets	0.00
Fixed Assets:
Equipment	5,541.00
Less - Accumulated Depreciation	(3,708.23)
Total Fixed Assets	1,832.77
Other Assets:
Costs - Organizational	185.00
Less - Accumulated Amortization	(129.50)
Total Other Assets	55.50
TOTAL ASSETS	1,888.27
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	3,000.00
Accrued Expenses	41,000.00
Due to Shareholder	36,622.80
Total Current Liabilities	80,622.80
Total Liabilities	80,622.80
Stockholders' Equity:
Common Stock, $.0005 par value, 50,000,000
shares authorized, 3,180,929 shares issued
and outstanding	1,590.46
Paid-in-Capital	125,116.00
Retained Earnings	(205,440.99)
Total Stockholders' Equity	(78,734.53)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	1,888.27

See accompanying notes and accountant's report.

M.C.F.T.Y. National
Statement of Operations
For the Six Month Period Ended June 30, 2004

Revenues:
Sales	0.00
0.00
Cost of Goods Sold:
Cost of Goods Sold	0.00
0.00
Gross Profit	0.00
Operating Expenses:

Amortization	18.50
Depreciation Expense	337.84
Insurance	2,839.70
Professional Fees	2,892.90

6,088.94
Income (Loss) Before Income Taxes	(6,088.94)
Income Taxes	0.00
Net Income (Loss)	(6,088.94)

Earnings per common share:
Net Income (Loss)	0.00

See accompanying notes and accountant's report.

M.C.F.T.Y. National
Statement of Cash Flows
For the Six Month Period Ended June 30, 2004

OPERATING ACTIVITIES:
Net Income (Loss)	(6,088.94)
Adjustments to reconcile Net Income
to net cash provided by operations:
Depreciation & Amortization	356.34
Accounts Payable	(14,755.10)
Accrued Expenses	2,500.00
Net cash used by Operating Activities	(17,987.70)
INVESTING ACTIVITIES:
Net cash provided by Investing Activities	0.00
FINANCING ACTIVITIES:
Shareholder Loans	3,232.60
Purchase of Treasury Stock	(42,996.55)
Net cash used by Financing Activities	(39,763.95)

Net cash decrease for year	(57,751.65)
Cash at beginning of year	57,751.65
Cash at end of year	0.00

Supplemental Disclosures:
Noncash Transactions:
Decrease in Prepaid Expenses	4,954.42
Decrease in inventory	47,478.78
Shareholder Receivable arising from sale of Treasury Stock	(50,000.00)
Note Payable arising from purchase of Treasury Stock	(50,000.00)

See accompanying notes and accountant's report.

M.C.F.T.Y. National
Statement of Changes in Stockholders' Equity
For the Six Month Period Ended June 30, 2004

							Total
	Common Stock		Paid in	Retained	Treasury Stock		Stockholders'
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity

Balances at
January 1, 2004	12,984,500	6,492.24	215,643.97	(199,352.05)	0	0.00	22,784.16

Issuance of
common stock	2,442,929	1,221.47					1,221.47

Paid in capital			0.00				0.00

Net income (loss)	0	0.00	0.00	(6,088.94)			(6,088.94)

Treasury Stock
Cost of 12,246,500 shares of
common stock	(12,246,500)	(6,123.25)	(90,527.97)		12,246,500	96,651.22	0.00

12,246,500 shares to unissued	0	0.00			(12,246,500)	(96,651.22)	(96,651.22)

Balances at
June 30, 2004	3,180,929	1,590.46	125,116.00	(205,440.99)	0	0.00	(78,734.53)

See accompanying notes and accountant's report.

M.C.F.T.Y. National
Notes to Financial Statements
June 30, 2004

NOTE A - ORGANIZATION AND NATURE OF BUSINESS

The Company was incorporated May 22, 2000 in the State of Nevada. The Company offered products and services that are merchandised from full-service retail business centers offering private mailbox rentals. On July 30, 2003 the Company changed its name from M.C.F.T.Y. National to The International White Tea Company. In June 21, 2004 the Company changed its name back to M.C.F.T.Y. National. The Company will now be a retail business.

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

M.C.F.T.Y. National
Notes to Financial Statements (continued)
June 30, 2004

Revenue Recognition

The Company recognizes its revenue when it completes the delivery of its goods and services to its customers. SAB 101 had no substantive effect on the Company's financial statements, as it did not impact the Company's method of recognizing revenue.

NOTE C - EARNINGS PER COMMON SHARE

Earnings (loss) per common share of ($0.00) were calculated based on a net income numerator of $(6,088.94) divided by a denominator of 6,197,412 weighted-average shares of outstanding common stock. The denominator was calculated based on the following issuances of common shares during 2004:

January 1, 2004	12,984,500 common shares outstanding
February 25, 2004	3,180,929 common shares outstanding

NOTE D - RESCISSION AGREEMENT

The Company, on July 30, 2003, entered into a reorganization transaction whereby new shareholders were elected as Officers and Directors and they acquired a controlling block of the Company's common stock in exchange for the transfer of all intangible assets and rights of certain of the new shareholders in and to the white tea collection of consumer drinks. The transaction was entered into under the assumption that the Company's shares of stock could be moved on to the NASD Bulletin Board public trading market, and could commence trading prior to November 15, 2003. The Company did not move its stock on to trading to the Bulletin Board prior to November 15, 2003, and still has not moved its stock trading to the Bulletin Board. As a result of this fundamental and material mistake by all parties, both parties agreed to rescind the transaction. The new shareholders received all cash held at Washington Mutual, all inventory of White Tea product and labels, plus all rights to intangible property associated with the white tea product, and all other assets associated with the white tea product and/or contributed or transferred to the Company, free and clear of all liens, claims and encumbrances. The new shareholders, in exchange, transferred all the shares of the Company's stock originally issued back to the Company.

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

Consequently, management decided to put this part of the business on hold for future implementation. Effective July 30, 2003, the Board of Directors decided to recapitalize the corporation and install a new Board of Directors and corporate Officers to manage the corporation and develop and implement a business plan to support the development, manufacture and sale of carbonated tea beverages. Effective at this same meeting, the corporation changed its corporate name to The International White Tea Company to more accurately reflect the principal business of the Company. The development of this project for the corporation was a joint effort by the original incorporator of our Company, Michael J. Daniels and George Freedman and George Scalf. The development of the product was under the supervision of Messrs. Freedman and Scalf with assistance from Mr. Daniels. This product development was being done in addition to the business centers the Company was developing.

On February 25, 2004 we rescinded the issuance of shares to the new officers, directors and individuals who invested in the Company through a private placement memorandum. Individuals that purchased shares through the private placement memorandum were allowed to rescind their investment or transfer their investment to a new company formed by Mr. Freedman and others. This rescission was based on the fact that the officers and directors could not complete a market listing and raise the capital necessary to move the white tea beverage forward. In June of 2004 we changed our name to its original name of M.C.F.T.Y. National.

We have never been nor are we currently a party to any bankruptcy, receivership, or similar proceeding.

The current plan of operation assumes that the Company will raise capital through either debt or equity financing to support operations.

(2)  Our Business

M.C.F.T.Y. National has determined that it is in the best interest of the Company to continue to develop the business plan for opening upscale business centers. The founder of the Company has been in discussions with several large companies to pursue a joint venture as well as several strategic alliances. The original one (1) year test has proven our concept is viable and the Company continues to seek seed capital.

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

Our ability to provide personalized assistance, as well as objective assistance takes our services beyond competitors and their offerings. Not only do we provide guidance, we can provide any needed services. It is our opinion that we fill a unique niche by providing our services to conventioneers as well as hotel guests and the general public at large. Our competition includes both localized business centers and national concerns such as the UPS Stores and FedEx Kinko's. The small, localized business consulting services primarily operate within their own geographic confines and do not directly compete with us in the geographic area within which we currently operate. We believe we compete favorably with the national firms that provide services similar to ours because those firms still focus on providing packing and shipping services and not the ancillary business services we offer.

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

Management

The management team will consist of approximately seven officers and/or directors. In addition to the President, the Company will install a Chief Financial Officer/Controller, a Chief Operations Officer, and at least two outside board members.

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

(1) We Are a Development Stage Company, with Limited Operating History, and You Could Lose Your Entire Investment.

Our business has not shown a profit. Since we commenced operations, we have accumulated a net loss through the present. Although we expect to be profitable for the year ending December 31, 2005, we cannot assure that a year-end profit will be realized or that profitability will continue in the future. In addition we are in poor financial condition from lack of capital.

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

The Company has enough funds to support skeleton operations only. It will need to raise a minimum of $500,000.00 over the next twelve months to support operations. The capital raised will be for general office supplies, equipment, and staffing.

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

As of June 30, 2004, we had one full time unpaid employee. We anticipate that we will not hire any additional employees in the next six months unless we generate significant revenues. Specifically, if we are able to raise sufficient capital to expand our services and service area and our revenue levels justify such action, we plan on hiring a minimum of fifteen additional employees over the next 12 months. From time to time, we anticipate using the services of an outside firm for additional website design and development.

Management's Discussion and Analysis

(1) Results of Operations For the Period Ended June 30, 2004.

During the period ended June 30, 2004, our assets consisted of our cash on hand and small product inventory. We had no revenues generated from operations. As of June 30, 2004 our cumulative gross revenues were $0.00 with a resulting net loss for the six months ended June 30, 2004 of ($6,088.94).

Our operations for the six months ending June 30, 2004 utilized ($17,987.70) of cash flow. There was ($39,763.95) of cash flows used by financing activities for the six months ended June 30, 2004. During the period ended June 30, 2004, we did not have cash flows generated from financing activities. Accordingly, for the period ending June 30, 2004 we realized a net decrease in cash of ($57,751.65). When added to cash and cash equivalents of $57,751.65 on hand at the beginning of the three month period, this resulted in cash and cash equivalents on hand at the end of the period June 30, 2004 of $0.00.

(2) Results of Operations For the Years Ended December 31, 2003, 2002 and 2001.

During the year ended December 31, 2003, we had no revenues from operations. Our only income was from the sale of stock in a private placement. A total of $186,000 was raised from the sale of stock. We utilized ($105,764.95) of cash flow for operating activities. We had a ($118,634.69) net loss. We did not have any cash flows from investing activities for the year ended December 31, 2003, but did have utilization of cash flow of $163,478.77 from financing activities resulting from the sale of stock. As a result of Ms. Diane Harrison resigning and the election of new officers and directors, the Company was indebted to Ms. Harrison for $50,000 due and payable when the Company becomes eligible for trading on an exchange. Additionally, there was a contingency payment due Ms. Harrison of $200,000 in the event she was not able to realize the sale of her stock for this amount when the common stock of the Company is eligible for trading.

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

Liquidity and Capital Resources

As of June 30, 2004 we had cash on hand of $0.00. Management does not believe this is sufficient to maintain the Company. As a result of this minimal cash position management is contemplating the sale of additional stock from the authorized shares. A Form D has been filed with the Securities Exchange Commission so the Company may use a private placement memorandum to raise equity capital. It is anticipated that at least $500,000.00 will be needed to implement operations.

During the year ended December 31, 2003, we had no revenues from operations. Our only income was from the sale of stock in a private placement. A total of $186,000 was raised from the sale of stock.

We utilized ($105,764.95) of cash flow for operating activities. We had a ($118,634.69) net loss.

We did not have any cash flows from investing activities for the year ended December 31, 2003, but did have utilization of cash flow of $163,478.77 from financing activities resulting from the sale of stock. As a result of Ms. Diane Harrison resigning and the election of new officers and directors, the Company was indebted to Ms. Harrison for $50,000 due and payable when the Company becomes eligible for trading on an exchange. Additionally, there was a contingency payment due Ms. Harrison of $200,000 in the event she was not able to realize the sale of her stock for this amount when the common stock of the Company was eligible for trading.

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

Item 3. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated MCFTY's disclosure controls and procedures as of June 30, 2004, and they concluded that these controls and procedures are effective.

b. Changes in Internal Controls Over Financial Reporting

There have been no significant changes in internal controls or in other factors, including any corrective actions with regard to significant deficiencies and material weaknesses that could significantly affect these controls subsequent to June 30, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

On January 21, 2004 a rescission agreement was submitted to the shareholders for a vote. Holders of over 98% of the shares voted in favor of rescinding the installation of the officers and directors at the July 30, 2003 meeting. In addition the Company returned to its primary business plan of providing business center services.

Item 5. Other Information

The registrant does not elect to state any other information in this report.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K. An 8-K report was filed by the Company on June 21, 2004 with the Securities and Exchange Commission. The Company reported on changing the name of the company to M.C.F.T.Y. National.
(b)	Exhibits. Exhibits included or incorporated by reference herein: See Exhibit Index below.

EXHIBIT INDEX

Number	Exhibit Description

3(i)	Articles of Incorporation of M.C.F.T.Y. National (Incorporated by reference from Exhibit 3.1 to the Company's registration statement on Form SB-2 (File No. 333-87200)).
3(ii)	By-Laws of M.C.F.T.Y. National (Incorporated by reference from Exhibit 3.2 to the Company's registration statement on Form SB-2 (File No. 333-87200)).
3(iii)	Amended and Restated Articles of Incorporation of M.C.F.T.Y. National changing corporate name to The International White Tea Company (Incorporated by reference from Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003).
3(iv)	Certificate of Amendment changing corporate name to M.C.F.T.Y. National
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of CFO pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.
M.C.F.T.Y. National
Registrant

Date: August 12, 2004	/s/ Donald Hejmanowski
Donald Hejmanowski, President, Chief Executive Officer

Date: August 12, 2004	/s/ Diane J. Harrison
Diane J. Harrison, Treasurer, Chief Financial Officer, Principal Accounting Officer